Form 10QSB
period 1996-06-30
ORCAD INC
filed 1996-08-01
CIK 881411

                                                     TOTAL NUMBER OF PAGES IS 17
                                                                    PAGE 1 OF 17

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1996
                         Commission File Number 0-27692

                                   ORCAD, INC.
                                  (Registrant)

                      Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 93-1062832

                   9300 S.W. Nimbus Avenue Beaverton, OR 97008

                            Telephone: (503) 671-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    ____No

         On June 30, 1996, 6,561,104 shares of the registrant's common stock were issued and outstanding.

                                   ORCAD, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                       PAGE NO.
- ----------------------------------------------------------------------------------------------------------------------
Item 1.           Financial Statements

                           Consolidated Balance Sheets - June 30, 1996
                           and December 31, 1995                                                                  3

                           Consolidated Statements of Operations -- Three months
                           ended June 30, 1996 and 1995 and Six months ended
                           June 30, 1996 and 1995                                                                 4

                           Consolidated Statements of Cash Flows -- Six months
                           ended June 30, 1996 and 1995                                                           5

                  Notes to consolidated financial statements                                                      6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             8

PART II.          OTHER INFORMATION
- ----------------------------------------------------------------------------------------------------------------------
Item 6.           Exhibits and Reports on Form 8-K                                                               16

                  SIGNATURES                                                                                     17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                   ORCAD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                   JUNE 30,
                                                                          DECEMBER 31,               1996
ASSETS                                                                       1995                 (Unaudited)
                                                                       ---------------         ---------------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                         $         2,080         $        19,162
     SHORT TERM INVESTMENTS                                                       --                     5,850
     TRADE ACCOUNTS RECEIVABLE, NET OF DOUBTFUL ACCOUNTS
         AND SALES RETURN ALLOWANCES OF $422 AND $664                            2,641                   2,586
     INVENTORY, NET                                                                440                     505
     ROYALTY RECEIVABLE                                                            406                     298
     DEFERRED TAXES                                                                144                    --
     OTHER                                                                         451                     651
                                                                       ---------------         ---------------
              TOTAL CURRENT ASSETS                                               6,162                  29,052
                                                                       ---------------         ---------------

MARKETABLE SECURITIES                                                             --                     2,115

FIXED ASSETS                                                                     2,203                   2,569
     LESS ACCUMULATED DEPRECIATION                                               1,236                   1,497
                                                                       ---------------         ---------------
                                                                                   967                   1,072
                                                                       ---------------         ---------------

PURCHASED SOFTWARE TECHNOLOGY, NET                                                  12                     193
ROYALTY RECEIVABLE                                                                 242                      25
GOODWILL AND INTANGIBLE ASSETS                                                   3,156                   2,930
OTHER ASSETS                                                                       126                     133
                                                                       ---------------         ---------------
              TOTAL ASSETS                                             $        10,665         $        35,520
                                                                       ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                  $           942         $           808
     ACCRUED PAYROLL AND RELATED LIABILITIES                                       816                     845
     ACCRUED LIABILITIES                                                         1,411                   1,230
     ACCRUED INCOME TAXES                                                          104                     325
     DEFERRED REVENUE                                                            1,159                   1,032
     CAPITAL LEASE OBLIGATIONS, CURRENT                                            119                      43
                                                                       ---------------         ---------------
              TOTAL LIABILITIES                                                  4,551                   4,283
                                                                       ---------------         ---------------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK                                                                81                    --
     COMMON STOCK                                                                   18                      66
     ADDITIONAL PAID-IN CAPITAL                                                 12,312                  35,629
     ACCUMULATED DEFICIT                                                        (6,293)                 (4,435)
     FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                        (4)                    (23)
                                                                       ---------------         ---------------
              TOTAL STOCKHOLDERS' EQUITY                                         6,114                  31,237
                                                                       ---------------         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        10,665         $        35,520
                                                                       ===============         ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            ----------------------------       ----------------------------

                                             JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                               1995              1996             1995              1996
                                            ----------        ----------       ----------        ----------
REVENUE:
    PRODUCTS                                $    2,671        $    4,579       $    4,747        $    8,827
    SERVICE                                        728               730            1,369             1,407
                                            ----------        ----------       ----------        ----------
        TOTAL REVENUE                            3,399             5,309            6,116            10,234

COST AND EXPENSES:
    COST OF SALES -- PRODUCTS                      330               395              779               842
    COST OF SALES -- SERVICE                       111               192              200               357
    RESEARCH AND DEVELOPMENT                       933             1,150            1,706             2,155
    MARKETING AND SALES                          1,232             1,813            2,169             3,508
    GENERAL AND ADMINISTRATIVE                     431               741              826             1,497
    IN-PROCESS RESEARCH AND
        DEVELOPMENT                                971              --                971              --
                                            ----------        ----------       ----------        ----------
        TOTAL COST AND EXPENSES                  4,008             4,291            6,651             8,359
                                            ----------        ----------       ----------        ----------
INCOME (LOSS) FROM OPERATIONS                     (609)            1,018             (535)            1,875
                                            ----------        ----------       ----------        ----------
OTHER INCOME (EXPENSE):
    INTEREST INCOME                                 10               353                8               439
    OTHER, NET                                    --                  14             --                  38
                                            ----------        ----------       ----------        ----------

                                                    10               367                8               477
                                            ----------        ----------       ----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES                 (599)            1,385             (527)            2,352
INCOME TAXES                                      --                 310             --                 494
                                            ----------        ----------       ----------        ----------
NET INCOME (LOSS)                           $     (599)       $    1,075       $     (527)       $    1,858
                                            ==========        ==========       ==========        ==========


NET INCOME (LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE                 ($    0.31)       $     0.15       ($    0.27)       $     0.30
                                            ==========        ==========       ==========        ==========
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                1,934             6,985            1,934             6,112
                                            ==========        ==========       ==========        ==========

                                   ORCAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                              SIX MONTHS ENDED
                                                                       -----------------------------
                                                                         JUNE 30,          JUNE 30,
                                                                          1995               1996
                                                                       ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                 $     (527)        $    1,858
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                       237                528
          PROVISION FOR LOSSES ON TRADE ACCOUNTS RECEIVABLE                   (27)               242
          PROVISION FOR INVENTORY RESERVES                                     13                 11
          DEFERRED INCOME TAXES                                              --                  138
          WRITE-OFF OF RESEARCH AND DEVELOPMENT COSTS ACQUIRED                971
             CHANGES IN ASSETS AND LIABILITIES:
                TRADE ACCOUNTS RECEIVABLE                                     108               (214)
                INVENTORY                                                     (79)               (84)
                ROYALTY RECEIVABLE                                             18                115
                OTHER, NET                                                     (2)              (219)
                ACCOUNTS PAYABLE                                              255               (122)
                ACCRUED PAYROLL AND RELATED LIABILITIES                        42                 30
                ACCRUED LIABILITIES                                          (183)              (143)
                ACCRUED INCOME TAXES                                         --                  228
                DEFERRED REVENUE                                             (261)              (126)
                                                                       ----------         ----------
                   TOTAL ADJUSTMENTS                                        1,092                384
                                                                       ----------         ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                         565              2,242
                                                                       ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     ACQUISITION OF FIXED ASSETS                                             (267)              (381)
     ACQUISITION OF SOFTWARE TECHNOLOGY                                       (60)              --
     CASH ACQUIRED IN MERGER                                                   81               --
     PURCHASE OF SHORT-TERM INVESTMENTS AND
       MARKETABLE SECURITIES                                                 --               (7,965)
                                                                       ----------         ----------
            NET CASH USED BY INVESTING ACTIVITIES                            (246)            (8,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
     PAYMENTS ON CAPITAL LEASES                                               (53)               (76)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                    30             23,285
                                                                       ----------         ----------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (23)            23,209
                                                                       ----------         ----------

EFFECTS OF EXCHANGE RATE ON CASH                                             --                  (23)
                                                                       ----------         ----------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                          296             17,082

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                          582              2,080
                                                                       ----------         ----------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                         $      878         $   19,162
                                                                       ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     INTEREST PAID                                                     $       11         $        8
     INCOME TAXES PAID                                                 $     --           $       51
NONCASH INVESTING ACTIVITIES
     EXCHANGE OF ROYALTY RECEIVABLE FOR
        SOFTWARE TECHNOLOGY                                            $     --           $      210
     NET ASSETS ACQUIRED IN MERGER                                     $    1.963               --
                                                                       ==========         ==========

                                   ORCAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, as included in the Company's Registration Statement on Form SB-2 (Registration No. 333-00198-LA) filed with the Securities and Exchange Commission.

2.       Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.

3.       Use of Estimates

         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

4.       Revenue Recognition

         Revenue primarily includes revenue from software product shipments and revenue from training related services and product support agreements. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the warranty period, generally three months to one year. Revenue from training related services is recognized as services are performed.

5.       Software Development Costs

         Under Statement of Financial Accounting Standards No. 86 (SFAS 86), software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release, and accordingly no costs have been capitalized.

6.       Income Taxes

         The provision for income taxes has been recorded based on the Company's current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards and the foreign tax rate differential applicable to earnings of OrCAD Japan.

7.       Stockholders' Equity

         On March 1, 1996, the Company completed a public offering of 3,200,0000 shares of common stock which generated net proceeds of approximately $19.4 million after deducting applicable issuance costs and expenses. On April 8, 1996, the Company's underwriters' exercised their over-allotment option resulting in the issuance of an additional 382,299 shares of common stock which generated net proceeds of approximately $3.9 million after deducting applicable issuance costs and expenses. The net proceeds are expected to be used for working capital and general corporate purposes, including product development, the expansion of international sales and possible future acquisitions.

8.       Reclassifications

         Certain reclassifications have been made to prior periods data to conform with the June 30, 1996 presentation.

9.       Cash Equivalents, Short-term Investments and Long-term Marketable
         Securities

         Cash equivalents consist of short-term highly liquid investments with original maturities of ninety days or less. The carrying amount approximates fair value due to the short-term nature of these investments. Those instruments with original maturities greater than ninety days and less than one year from the balance sheet date are considered to be short-term investments. Instruments with scheduled maturities greater than one-year from the balance sheet date are considered to be long-term marketable securities. Short-term investments and long-term marketable securities are composed substantially of corporate debt securities which are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The Company purchases such debt securities with the intention of holding them to maturity.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         OrCAD was formed in September 1991 as the successor to prior entities engaged in developing electronic design automation (EDA) tools. From its inception, OrCAD has been engaged in the development and marketing of a broad family of EDA products including schematic capture, digital simulation, programmable logic design and printed circuit board layout. In 1995, the Company introduced OrCAD Design Desktop for Windows, a new product family designed for the 32-bit Windows operating system that includes OrCAD Capture for Windows, OrCAD Simulate for Windows, OrCAD Layout for Windows, OrCAD Layout Ltd. for Windows and OrCAD Layout Plus for Windows. From the Company's inception through the first six months of 1995, OrCAD earned substantially all of its revenue from its DOS-based EDA products.

         In December 1995, the Company acquired Intelligent Systems Japan, K.K.
(ISJ), now OrCAD Japan, K.K. (OrCAD Japan) in a transaction accounted for as a purchase. In June 1995, the Company acquired Massteck Ltd. (Massteck) in a transaction accounted for as a purchase. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Massteck and OrCAD Japan, from the dates of acquisition. All intercompany balances have been eliminated in consolidation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

TOTAL REVENUES

         The Company derives revenue from the licensing of its software products and from the provision of maintenance and training services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from product support agreements that provide customers access to product enhancements, telephone hot line support, Bulletin Board Service and a subscription to OrCAD Desktop Quarterly, a newsletter produced by the Company. Revenue from each product support agreement is deferred and recognized ratably over the term of the product support agreement. Revenue from customer training is recognized as services are performed.

         Total revenue increased 56% from $3.4 million in the second quarter of 1995 to $5.3 million in the second quarter of 1996. The acquisition of OrCAD Japan accounted for approximately $1.2 million of the $1.9 million increase in total revenue. In addition, with the acquisition of Massteck the Company acquired five value-added resellers which accounted for approximately $126,000 in additional revenue in the second quarter of 1996 over the same period in 1995. The remaining increase in total revenue was primarily due to growth in product revenue. As a percentage of total revenue, product revenue increased from 79% in the second quarter of 1995 to 86% in the second quarter of 1996. Conversely, service revenue decreased as a percentage of total revenue from 21% in the second quarter of 1995 to 14% in the second quarter of 1996.

         Product revenue increased 71% from $2.7 million in the second quarter of 1995 to $4.6 million in the second quarter of 1996. The acquisition of OrCAD Japan accounted for approximately $1.2 million of the $1.9 million increase in product revenue. The remaining increase in product revenue from the second quarter of 1995 to the second quarter of 1996 was primarily attributable to growth in sales of the OrCAD Design Desktop for Windows, particularly in the PCB layout and simulation product lines.

         Service revenue remained relatively constant from the second quarter of 1995 to the second quarter of 1996 at $728,000 and $730,000, respectively. The higher increase in product revenue as compared to service revenue is primarily attributable to an increase in sales of Windows-based products, a higher proportion of which is recognized as product revenue.

         Total North American revenue increased 22% from $2.6 million in the second quarter of 1995 to $3.1 million in the second quarter of 1996. Total revenue generated outside of North America increased 162% from $830,000 in the second quarter of 1995 to $2.2 million in the second quarter of 1996. As a percentage of the Company's total revenue, revenue generated outside of North America increased from 24% in the second quarter of 1995 to 41% in the second quarter of 1996. The increase in the proportion of revenue generated outside of North America was principally attributable to the acquisition of OrCAD Japan. In the second quarter of 1995, the Company's sales to OrCAD Japan, which was the Company's distributor at the time, amounted to approximately 5% of total revenues. In the second quarter of 1996, sales by OrCAD Japan amounted to approximately 27% of total revenue. This increase in revenue attributable to OrCAD Japan in the second quarter of 1996 as a percentage of total revenue is primarily the result of the Company recognizing the full selling price of product's sold by OrCAD Japan, whereas in the second quarter of 1995, prior to the acquisition, the Company's products were sold to OrCAD Japan at prices reflecting a substantial discount from OrCAD Japan's selling prices.

COST OF REVENUE

         The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, shipping costs and royalties paid to external developers. The cost of product revenue increased 20% from $330,000 in the second quarter of 1995 to $395,000 in the second quarter of 1996. The increase is primarily attributable to an increased level of product sales partially offset by decreases in royalty costs resulting from the Company's purchase of source code previously licensed from outside developers and the Company's decision to develop its Windows-based products internally rather than through outside developers. As a percentage of product revenue, cost of product revenue decreased from 12% in the second quarter of 1995 to 9% in the second quarter of 1996. This decrease is primarily the result of higher average selling prices resulting from the sale of OrCAD Design Desktop for Windows, primarily in the PCB layout and simulation product lines.

         The cost of service revenue includes the costs of providing software maintenance, such as hotline telephone support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue increased 73% from $111,000 in the second quarter of 1995 to $192,000 in the second quarter of 1996. This increase is primarily attributable to increased training services and personnel costs relating to technical support, including costs associated with increased headcount and compensation expenses as a result of increased product, upgrade, and product support agreement sales. As a percentage of service revenue, the cost of service revenue increased from 15% in the second quarter of 1995 to 26% in the second quarter of 1996. This increase reflects the absorption of relatively fixed costs and costs of increased technical support personnel in the second quarter of 1996 over a relatively constant service revenue base.

RESEARCH AND  DEVELOPMENT

         Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 23% from $933,000 in the second quarter of 1995 to $1.2 million in the second quarter of 1996. The increase in research and development expenses is attributable to increased personnel costs, including costs associated with increased headcount resulting from the acquisitions of OrCAD Japan and Massteck. As a percentage of total revenue, research and development expenses decreased from 27% in the second quarter of 1995 to 22% in the second quarter of 1996. The Company expects research and development expenses to continue to increase in absolute terms.

MARKETING AND SALES

         Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 47% from $1.2 million in the second quarter of 1995 to $1.8 million in the second quarter of 1996. The increase is principally attributable to increased compensation expenses related to growth in the direct telesales organization and increased headcount for marketing personnel, the acquisitions of OrCAD Japan and Massteck, and greater marketing related activities in the second quarter of 1996. The Company incurred approximately $92,000 in additional expenses in the second quarter of 1996 related to the amortization of intangible assets acquired in connection with the acquisition of OrCAD Japan. In addition, the Company increased its sales and marketing headcount by four employees as a result of the acquisition of Massteck. As a percentage of total revenue, marketing and sales expenses decreased from 36% in the second quarter of 1995 to 34% in the second quarter of 1996. The Company expects marketing and sales expenses to continue to increase in absolute terms.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses increased 72% from $431,000 in the second quarter of 1995 to $741,000 in the second quarter of 1996. The increase in general and administrative expenses is attributable to the acquisition of OrCAD Japan, increased personnel costs, including costs associated with increased headcount to support the growth in operations and the additional costs associated with being a public company. The acquisition of OrCAD Japan resulted in approximately $99,000 of additional general and administrative expenses in the second quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 13% in the second quarter of 1995 to 14% in the second quarter of 1996.

OTHER INCOME, NET

         Other income increased to $367,000 in the second quarter of 1996, as compared to $10,000 in the second quarter of 1995. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and investment balances resulting from the proceeds of the Company's public offering completed in March 1996.

INCOME TAX EXPENSE

         The effective tax rate for the quarter ended June 30, 1996 was 21.0%, which differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the use of net operating loss carryforwards, and the foreign tax rate differential applicable to earnings of OrCAD Japan. Income tax expense for the quarter ended June 30, 1996 increased to $310,000. The Company did not provide for income taxes in the second quarter of 1995 as a result of the availability of net operating loss carryforwards to offset taxable income.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

TOTAL REVENUES

         Total revenue increased 67% from $6.1 million in the first half of 1995 to $10.2 million in the first half of 1996. The acquisition of OrCAD Japan accounted for approximately $2.2 million of the $4.1 million increase in total revenue. In addition, with the acquisition of Massteck the Company acquired five value-added resellers which accounted for approximately $246,000 in additional revenue in the first half of 1996 over the same period in 1995. The remaining increase in total revenue was primarily due to growth in product revenue. As a percentage of total revenue, product revenue increased from 78% in the first half of 1995 to 86% in the first half of 1996. Conversely, service revenue decreased as a percentage of total revenue from 22% in the first half of 1995 to 14% in the first half of 1996.

         Product revenue increased 86% from $4.7 million in the first half of 1995 to $8.8 million in the first half of 1996. The acquisition of OrCAD Japan accounted for approximately $2.2 million of the $4.1 million increase in product revenue. The remaining increase in product revenue from the first half of 1995 to the first half of 1996 was primarily attributable to growth in sales of the OrCAD Design Desktop for Windows, particularly in the PCB layout and simulation product lines.

         Service revenue remained relatively constant from the first half of 1995 to the first half of 1996 at $1.4 million. The higher increase in product revenue as compared to service revenue is primarily attributable to an increase in sales of Windows-based products, a higher proportion of which is recognized as product revenue.

         Total North American revenue increased 36% from $4.3 million in the first half of 1995 to $5.9 million in the first half of 1996. Total revenue generated outside of North America increased 143% from $1.8 million in the first half of 1995 to $4.4 million in the first half of 1996. As a percentage of the Company's total revenue, revenue generated outside of North America increased from 29% in the first half of 1995 to 43% in the first half of 1996. The increase in the proportion of revenue generated outside of North America was principally attributable to the acquisition of OrCAD Japan. In the first half of 1995, the Company's sales to OrCAD Japan, which was the Company's distributor at the time, amounted to approximately 5% of total revenues. In the first half of 1996, sales by OrCAD Japan amounted to approximately 24% of total revenue. This increase in revenue attributable to OrCAD Japan in the first half of 1996 as a percentage of total revenue is primarily the result of the Company recognizing the full selling price of product's sold by OrCAD Japan, whereas in the first half of 1995, prior to the acquisition, the Company's products were sold to OrCAD Japan at prices reflecting a substantial discount from OrCAD Japan's selling prices.

COST OF REVENUE

         The cost of product revenue increased 8% from $779,000 in the first half of 1995 to $842,000 in the first half of 1996. The increase is primarily attributable to an increased level of product sales partially offset by decreases in royalty costs resulting from the Company's purchase of source code previously licensed from outside developers and the Company's decision to develop its Windows-based products internally rather than through outside developers. As a percentage of product revenue, cost of product revenue decreased from 16% in the first half of 1995 to 10% in the first half of 1996.

This decrease is primarily the result of higher average selling prices resulting from the sale of OrCAD Design Desktop for Windows, primarily in the PCB layout and simulation product lines.

         The cost of service revenue increased 79% from $200,000 in the first half of 1995 to $357,000 in the first half of 1996. This increase is primarily attributable to increased training services provided by the Company and personnel costs relating to technical support, including costs associated with increased headcount and compensation expenses as a result of increased product, upgrade, and product support agreement sales. As a percentage of service revenue, the cost of service revenue increased from 15% in the first half of 1995 to 25% in the first half of 1996. This increase reflects the absorption of relatively fixed costs and costs of increased technical support personnel in the first half of 1996 over a relatively constant service revenue base.

RESEARCH AND  DEVELOPMENT

         Research and development expenses increased 26% from $1.7 million in the first half of 1995 to $2.2 million in the first half of 1996. The increase in research and development expenses is attributable to increased personnel costs, including costs associated with increased headcount largely resulting from the acquisition of Massteck, partially offset by reductions in costs for engineering consultants in the first half of 1996 as compared to the same period in 1995. As a percentage of total revenue, research and development expenses decreased from 28% in the first half of 1995 to 21% in the first half of 1996. The Company expects research and development expenses to continue to increase in absolute terms.

MARKETING AND SALES

         Marketing and sales expenses increased 62% from $2.2 million in the first half of 1995 to $3.5 million in the first half of 1996. The increase is principally attributable to increased compensation expenses related to growth in the direct telesales organization and increased headcount for marketing personnel, the acquisitions of OrCAD Japan and Massteck, and greater marketing related activities in the first half of 1996. The Company incurred approximately $184,000 in additional expenses in the first half of 1996 related to the amortization of intangible assets acquired in connection with the acquisition of OrCAD Japan. In addition, the Company increased its sales and marketing headcount by four employees as a result of the acquisition of Massteck. As a percentage of total revenue, marketing and sales expenses decreased from 35% in the first half of 1995 to 34% in the first half of 1996. The Company expects marketing and sales expenses to continue to increase in absolute terms.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 81% from $826,000 in the first half of 1995 to $1.5 million in the first half of 1996. The increase in general and administrative expenses is attributable to the acquisition of OrCAD Japan, increased personnel costs, including costs associated with increased headcount to support the growth in operations and the additional costs associated with being a public company. The acquisition of OrCAD Japan resulted in approximately $163,000 of additional general and administrative expenses in the first half of 1996. As a percentage of total revenue, general and administrative expenses increased from 14% in the first half of 1995 to 15% in the first half of 1996.

OTHER INCOME, NET

         Other income increased to $477,000 in the first half of 1996, as compared to $8,000 in the first half of 1995. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and investment balances resulting from the proceeds of the Company's public offering completed in March 1996.

INCOME TAX EXPENSE

         The effective tax rate for the first half of 1996 was 21.0%, which differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the use of net operating loss carryforwards, and the foreign tax rate differential applicable to earnings of OrCAD Japan. Income tax expense for the first half of 1996 increased to $494,000. The Company did not provide for income taxes in the first half of 1995 as a result of the availability of net operating loss carryforwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The completion of the initial public offering of common stock in March 1996 and the exercise of the Company's underwriters' over-allotment option in April 1996 resulted in net proceeds of $23.3 million which improved the Company's current ratio to 6.8:1 at June 30, 1996 from 1.4:1 at December 31, 1995. Working capital increased to $24.8 million at June 30, 1996 from $1.6 million at December 31, 1995.

         The Company has available borrowing capacity consisting of a commitment for a $3.0 million line of credit from a commercial bank. The Company believes that current cash and investment balances, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements for at least the next twelve months. The Company currently does not have any material commitments for capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1996 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation". This statement permits a company to choose either a new fair value based method of accounting for its stock based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

         On January 1, 1996 the Company adopted the Financial Accounting Standards Board's SFAS No. 121 "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to be Disposed Of". This statement specifies when long-lived assets should be reviewed for impairment, how to determine if such an asset is impaired, and how to measure an impairment loss. This statement also requires that long-lived assets held for disposal be valued at the lower of the carrying amount or fair value less the cost to sell the asset, except for assets that constitute part of a discontinued operation. The Company currently does not have any material assets held for disposal and does not believe that the value of any of its long-lived assets are impaired.

VARIABILITY OF OPERATING RESULTS

         The Company's quarterly operating results may vary significantly in the future depending on factors such as increased competition, timing of new product announcements, releases and pricing changes by the Company or its competitors, length of sales cycles, market acceptance or delays in the introduction of new or enhanced versions of the Company's products, timing of significant orders, seasonal factors, mix of direct and indirect sales, product mix, and economic conditions generally and in the EDA industry specifically.

         A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: 27.1 Financial Data Schedule

         (b) No reports were filed on Form 8-K during the three months ended June 30, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OrCAD, Inc.

        Dated: August 1, 1996       P. David Bundy
                                    --------------

                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)