Form 10QSB/A
period 1996-06-30
ORCAD INC
filed 1996-08-22
CIK 881411

                                                      TOTAL NUMBER OF PAGES IS 3
                                                                     PAGE 1 OF 3


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                                     Yes  X  No
                                                         ---    ---

On June 30, 1996, 6,561,104 shares of the registrant's common stock were issued and outstanding.

PART II - OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company's annual shareholders' meeting was held on Thursday, June 13, 1996, at which the following actions were taken by a vote of the shareholders.

         1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:


                                                     Vote
                                                               Withhold           Term
                  Director                    For              Authority          Ending
               Michael F. Bosworth          4,145,142           51,165            1997
               John C. Savage               4,145,142           51,165            1997
               Stephen W. Director          4,144,584           51,723            1997
               Richard P. Magnuson          4,145,142           51,165            1997
               James B. Moon                4,145,142           51,165            1997

         2. By a vote of 3,805,873 to 263,874 (with 48,895 abstentions and 77,665 Broker Non-Votes), the OrCAD, Inc. 1996 Employee Stock Purchase Plan was approved.

         3. By a vote of 4,144,208 to 3,604 (with 48,495 abstentions), the Company's selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1996 was ratified.

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

                                    OrCAD, Inc.



   Dated: August 20, 1996           P. David Bundy
                                    --------------

                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)