Form 10QSB
period 1996-09-30
ORCAD INC
filed 1996-11-12
CIK 881411

                                                     TOTAL NUMBER OF PAGES IS 17
                                                                    PAGE 1 OF 17






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1996
                         Commission File Number 0-27692

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

                                    Yes   X     No
                                        -----      -----

        On September 30, 1996, 6,600,946 shares of the registrant's common stock were issued and outstanding.

                                   ORCAD, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                                     PAGE NO.
--------------------------------------------------------------------------------------------

Item 1.   Financial Statements

                   Consolidated Balance Sheets - September 30, 1996
                   and December 31, 1995                                                   3

                   Consolidated Statements of Operations -- Three months
                   ended September 30, 1996 and 1995 and Nine months
                   ended September 30, 1996 and 1995                                       4

                   Consolidated Statements of Cash Flows -- Nine months
                   ended September 30, 1996 and 1995                                       5

          Notes to consolidated financial statements                                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                              8



PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                16

          SIGNATURES                                                                      17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                                   ORCAD, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                SEPTEMBER 30,
                                                                DECEMBER 31,        1996
ASSETS                                                             1995          (UNAUDITED)
                                                                 --------        -----------
Current Assets:
      Cash And Cash Equivalents                                  $  2,080         $ 19,227
      Short Term Investments                                           --            6,987
      Trade Accounts Receivable, Net Of Doubtful Accounts
          And Sales Return Allowances Of $422 And $551              2,641            3,203
      Inventory, Net                                                  440              517
      Royalty Receivable                                              406              262
      Deferred Taxes                                                  144               --
      Other                                                           451              805
                                                                 --------         --------
                Total Current Assets                                6,162           31,001
                                                                 --------         --------

Long Term Investments                                                  --            2,027

Fixed Assets                                                        2,203            2,698
      Less Accumulated Depreciation                                 1,236            1,634
                                                                 --------         --------
                                                                      967            1,064
                                                                 --------         --------

Purchased Software Technology, Net                                     12              191
Royalty Receivable                                                    242               --
Goodwill And Intangible Assets                                      3,156            2,817
Other Assets                                                          126              128
                                                                 --------         --------
                Total Assets                                     $ 10,665         $ 37,228
                                                                 ========         ========

Liabilities And Stockholders' Equity
Current Liabilities:
      Accounts Payable                                           $    942         $    670
      Accrued Payroll And Related Liabilities                         816              928
      Accrued Liabilities                                           1,411            1,223
      Accrued Income Taxes                                            104              600
      Deferred Revenue                                              1,159            1,390
      Capital Lease Obligations, Current                              119               20
                                                                 --------         --------
                Total Liabilities                                   4,551            4,831
                                                                 --------         --------
Stockholders' Equity:
      Preferred Stock                                                  81               --
      Common Stock                                                     18               66
      Additional Paid-in Capital                                   12,312           35,644
      Accumulated Deficit                                          (6,293)          (3,285)
      Foreign Currency Translation Adjustment                          (4)             (28)
                                                                 --------         --------
                Total Stockholders' Equity                          6,114           32,397
                                                                 --------         --------
Total Liabilities And Stockholders' Equity                       $ 10,665         $ 37,228
                                                                 ========         ========


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           -------------------------------     --------------------------------
                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                               1995              1996              1995                1996
                                           -------------     -------------     -------------      -------------
Revenue:
     Products                                 $2,714            $4,537            $ 7,461             $13,364
     Service                                     780               786              2,149               2,193
                                              ------            ------            -------             -------
          Total Revenue                        3,494             5,323              9,610              15,557
Cost And Expenses:
     Cost Of Sales -- Products                   397               468              1,176               1,310
     Cost Of Sales -- Service                    135               171                335                 528
     Research And Development                    915             1,067              2,622               3,222
     Marketing And Sales                       1,171             1,829              3,340               5,337
     General And Administrative                  447               743              1,272               2,240
     In-process Research And
         Development                              --                --                971                  --
                                              ------            ------            -------             -------
          Total Cost And Expenses              3,065             4,278              9,716              12,637
                                              ------            ------            -------             -------
Income (loss) From Operations                    429             1,045               (106)              2,920
                                              ------            ------            -------             -------
Other Income:
     Interest Income                              --               381                 --                 819
     Other, Net                                   44                30                 52                  69
                                              ------            ------            -------             -------
                                                  44               411                 52                 888
                                              ------            ------            -------             -------

Income (loss) Before Income Taxes                473             1,456                (54)              3,808
Income Taxes                                       1               306                  1                 800
                                              ------            ------            -------             -------
Net Income (loss)                             $  472            $1,150            $   (55)            $ 3,008
                                              ======            ======            =======             =======


Net Income (loss) Per Common And
     Common Equivalent Share                  $ 0.10            $ 0.16            ($ 0.03)            $  0.47
                                              ======            ======            =======             =======
Weighted Average Common And Common
     Equivalent Shares Outstanding             4,799             6,988              1,934               6,407
                                              ======            ======            =======             =======

                                   ORCAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         NINE MONTHS ENDED
                                                                    -----------------------------
                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                                        1995             1996
                                                                    -------------   -------------
Cash Flows From Operating Activities:
     Net Income (loss)                                                $   (55)        $  3,008
     Adjustments To Reconcile Net Income To
       Net Cash Provided By Operating Activities:
          Depreciation And Amortization                                   392              805
          Provision For Losses On Trade Accounts Receivable               (23)             129
          Provision For Inventory Reserves                                 22               (5)
          Deferred Income Taxes                                            --              139
          Write-off Of Research And Development Costs Acquired            971               --
             Changes In Assets And Liabilities:
                Trade Accounts Receivable                                (311)            (723)
                Inventory                                                 (38)             (79)
                Royalty Receivable                                         --              176
                Other, Net                                                (63)            (375)
                Accounts Payable                                           62             (257)
                Accrued Payroll And Related Liabilities                    31              114
                Accrued Liabilities                                       (32)            (144)
                Accrued Income Taxes                                       --              504
                Deferred Revenue                                         (416)             232
                                                                      -------         --------
                   Total Adjustments                                      595              516
                                                                      -------         --------
            Net Cash Provided By Operating Activities                     540            3,524
                                                                      -------         --------

Cash Flows From Investing Activities:
     Acquisition Of Fixed Assets                                         (354)            (514)
     Acquisition Of Software Technology                                   (60)             (18)
     Cash Aquired In Merger                                                81               --
     Payments Received Under Guaranteed Royalties                          25               --
     Purchase Of Short-term Investments And
       Marketable Securities                                               --           (9,014)
                                                                      -------         --------
            Net Cash Used By Investing Activities                        (308)          (9,546)

Cash Flows From Financing Activities:
     Payments On Capital Leases                                           (84)             (99)
     Proceeds From Issuance Of Common Stock                                31           23,300
                                                                      -------         --------
           Net Cash Provided (used) By Financing Activities               (53)          23,201
                                                                      -------         --------

Effects Of Exchange Rate On Cash                                           --              (32)
                                                                      -------         --------

           Net Increase In Cash And Cash Equivalents                      179           17,147

Cash And Cash Equivalents At The Beginning Of Period                      582            2,080
                                                                      -------         --------

Cash And Cash Equivalents At The End Of Period                        $   761         $ 19,227
                                                                      =======         ========


Supplemental Disclosures Of Cash Flow Information:
     Interest Paid                                                    $    17         $     10
     Income Taxes Paid                                                $    --         $    241
Noncash Investing Activities
     Exchange Of Royalty Receivable For
        Software Technology                                           $    --         $    210
     Net Assets Acquired In Merger                                    $ 1,963         $     --


See Notes to Consolidated Financial Statements.

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

4.       Revenue Recognition

         Revenue primarily includes revenue from software product shipments and revenue from training related services and product support agreements. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the warranty period, generally three months to one year. Deferred revenue on product support agreements that are sold separately from product sales is recognized ratably over the contract period, generally one year. Revenue from training related services is recognized as services are performed.

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

7.       Stockholders' Equity

         On March 1, 1996, the Company completed a public offering of 3,200,0000 shares of common stock which generated net proceeds of approximately $19.4 million after deducting applicable issuance costs and expenses. On April 4, 1996, the Company's underwriters' exercised their over-allotment option resulting in the issuance of an additional 382,299 shares of common stock which generated net proceeds of approximately $3.9 million after deducting applicable issuance costs and expenses. The net proceeds are expected to be used for working capital and general corporate purposes, including product development, the expansion of international sales and possible future acquisitions.

8.       Reclassifications

         Certain reclassifications have been made to prior periods data to conform with the September 30, 1996 presentation.

9.       Cash Equivalents, Short-term Investments and Long-term Marketable
         Securities

         Cash equivalents consist of short-term highly liquid investments with original maturities of ninety days or less. The carrying amount approximates fair value due to the short-term nature of these investments. Those instruments with original maturities greater than ninety days and less than one year from the balance sheet date are considered to be short-term investments. Instruments with scheduled maturities greater than one year from the balance sheet date are considered to be long-term marketable securities. Short-term investments and long-term marketable securities are composed substantially of corporate debt securities which are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The Company purchases such debt securities with the intention of holding them to maturity.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         OrCAD was formed in September 1991 as the successor to prior entities engaged in developing electronic design automation (EDA) tools. From its inception, OrCAD has been engaged in the development and marketing of a broad family of EDA products including schematic capture, digital simulation, programmable logic design and printed circuit board layout. In 1995, the Company introduced OrCAD Design Desktop for Windows, a new product family designed for the 32-bit Windows operating system that includes OrCAD Capture for Windows, OrCAD Simulate for Windows, OrCAD Layout for Windows, OrCAD Layout Ltd. for Windows and OrCAD Layout Plus for Windows. From the Company's inception through the first nine months of 1995, OrCAD earned a substantial amount of its revenue from its DOS-based EDA products.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

         Total revenue increased 52% from $3.5 million in the third quarter of 1995 to $5.3 million in the third quarter of 1996. The acquisition of OrCAD Japan accounted for approximately $669,000 of the $1.8 million increase in total revenue. The remaining increase in total revenue was primarily due to growth in product revenue. As a percentage of total revenue, product revenue increased from 78% in the third quarter of 1995 to 85% in the third quarter of 1996. Conversely, service revenue decreased as a percentage of total revenue from 22% in the third quarter of 1995 to 15% in the third quarter of 1996.

         Product revenue increased 67% from $2.7 million in the third quarter of 1995 to $4.5 million in the third quarter of 1996. The acquisition of OrCAD Japan accounted for approximately $669,000 of the $1.8 million increase in product revenue. The remaining increase in product revenue from the third quarter of 1995 to the third quarter of 1996 was primarily attributable to growth in sales of OrCAD Design Desktop for Windows, particularly in the PCB layout, and simulation product lines.

         Service revenue remained relatively constant from the third quarter of 1995 to the third quarter of 1996 at $780,000 and $786,000, respectively. The higher increase in product revenue as compared to service revenue is primarily attributable to an increase in sales of Windows-based products, a higher proportion of which is recognized as product revenue.

         Total North American revenue increased 26% from $2.7 million in the third quarter of 1995 to $3.4 million in the third quarter of 1996. Total revenue generated outside of North America increased 136% from $835,000 in the third quarter of 1995 to $2.0 million in the third quarter of 1996. As a percentage of the Company's total revenue, revenue generated outside of North America increased from 24% in the third quarter of 1995 to 37% in the third quarter of 1996. The increase in the proportion of revenue generated outside of North America was principally attributable to the acquisition of OrCAD Japan. In the third quarter of 1995, the Company's sales to OrCAD Japan, which was the Company's distributor at the time, amounted to approximately 8% of total revenues. In the third quarter of 1996, sales by OrCAD Japan amounted to approximately 18% of total revenue. This increase in revenue attributable to OrCAD Japan in the third quarter of 1996 as a percentage of total revenue was primarily the result of the Company recognizing the full selling price of product's sold by OrCAD Japan, whereas in the third quarter of 1995, prior to the acquisition, the Company's products were sold to OrCAD Japan at prices reflecting a substantial discount from OrCAD Japan's selling prices.

COST OF REVENUE

         The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, shipping costs and royalties paid to external developers. The cost of product revenue increased 18% from $397,000 in the third quarter of 1995 to $468,000 in the third quarter of 1996. The increase was primarily attributable to an increased level of product sales partially offset by decreases in royalty costs resulting from the Company's purchase of source code previously licensed from outside developers and the Company's decision to develop its Windows-based products internally rather than through outside developers. As a percentage of product revenue, cost of product revenue decreased from 15% in the third quarter of 1995 to 10% in the third quarter of 1996. This decrease was primarily the result of higher average selling prices resulting from the sale of OrCAD Design Desktop for Windows, primarily in the PCB layout and simulation product lines.

         The cost of service revenue includes the costs of providing software maintenance, such as hotline telephone support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue increased 27% from $135,000 in the third quarter of 1995 to $171,000 in the third quarter of 1996. This increase was primarily attributable to increased training services and personnel costs relating to technical support, including costs associated with increased headcount and compensation expenses as a result of increased product, upgrade, and product support agreement sales. As a percentage of service revenue, the cost of service revenue increased from 17% in the third quarter of 1995 to 22% in the third quarter of 1996. This increase reflects the absorption of relatively fixed costs and costs of increased technical support personnel in the third quarter of 1996 over a relatively constant revenue base.

RESEARCH AND  DEVELOPMENT

         Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 17% from $915,000 in the third quarter of 1995 to $1.1 million in the third quarter of 1996. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount resulting from the acquisition of OrCAD Japan. As a percentage of total revenue, research and development expenses decreased from 26% in the third quarter of 1995 to 20% in the third quarter of 1996. The Company closed its office in Boxborough, Massachusetts in September 1996. No significant closure costs were incurred as a result of the closure. The Company expects research and development expenses to continue to increase in absolute terms.


MARKETING AND SALES

         Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 56% from $1.2 million in the third quarter of 1995 to $1.8 million in the third quarter of 1996. The increase was principally attributable to increased compensation expenses related to growth in the direct telesales organization and increased headcount for marketing personnel, the acquisition of OrCAD Japan, and greater marketing related activities in the third quarter of 1996. The Company incurred approximately $92,000 in additional expenses in the third quarter of 1996 related to the amortization of intangible assets acquired in connection with the acquisition of OrCAD Japan. As a percentage of total revenue, marketing and sales expenses remained relatively constant from the third quarter of 1995 to the third quarter of 1996. The Company expects marketing and sales expenses to continue to increase in absolute terms.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses increased 66% from $447,000 in the third quarter of 1995 to $743,000 in the third quarter of 1996. The increase in general and administrative expenses was attributable to the acquisition of OrCAD Japan, increased personnel costs, including costs associated with increased headcount to support the growth in operations and the additional costs associated with being a public company. The acquisition of OrCAD Japan resulted in approximately $98,000 of additional general and administrative expenses in the third quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 13% in the third quarter of 1995 to 14% in the third quarter of 1996.

OTHER INCOME, NET

         Other income increased to $411,000 in the third quarter of 1996, as compared to $44,000 in the third quarter of 1995. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and investment balances resulting from the proceeds of the Company's public offering completed in March 1996.

INCOME TAX EXPENSE

         The effective tax rate for the quarter ended September 30, 1996 was 21.0%, which differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the use of net operating loss carryforwards, and the foreign tax rate differential applicable to earnings of OrCAD Japan. Income tax expense for the quarter ended September 30, 1996 increased to $306,000. The Company did not provide for income taxes, other than foreign withholding taxes, in the third quarter of 1995 as a result of the availability of net operating loss carryforwards to offset taxable income.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

TOTAL REVENUES

         Total revenue increased 62% from $9.6 million in the first nine months of 1995 to $15.6 million in the first nine months of 1996. The acquisition of OrCAD Japan accounted for approximately $2.8 million of the $6.0 million increase in total revenue. In addition, with the acquisition of Massteck the Company acquired five value-added resellers which accounted for approximately $246,000 in additional revenue in the first nine months of 1996 over the same period in 1995. The remaining increase in total revenue was primarily due to growth in product revenue. As a percentage of total revenue, product revenue increased from 78% in the first nine months of 1995 to 86% in the first nine months of 1996. Conversely, service revenue decreased as a percentage of total revenue from 22% in the first nine months of 1995 to 14% in the first nine months of 1996.

         Product revenue increased 79% from $7.5 million in the first nine months of 1995 to $13.4 million in the first nine months of 1996. The acquisition of OrCAD Japan accounted for approximately $2.8 million of the $5.9 million increase in product revenue. The remaining increase in product revenue from the first nine months of 1995 to the first nine months of 1996 was primarily attributable to growth in sales of OrCAD Design Desktop for Windows, particularly in the PCB layout and simulation product lines.

         Service revenue increased 2% from $2.1 million in the first nine months of 1995 to $2.2 million in the first nine months of 1996. The higher increase in product revenue as compared to service revenue was primarily attributable to an increase in sales of Windows-based products, a higher proportion of which is recognized as product revenue.

         Total North American revenue increased 32% from $7.0 million in the first nine months of 1995 to $9.2 million in the first nine months of 1996. Total revenue generated outside of North America increased 141% from $2.6 million in the first nine months of 1995 to $6.3 million in the first nine months of 1996. As a percentage of the Company's total revenue, revenue generated outside of North America increased from 27% in the first nine months of 1995 to 41% in the first nine months of 1996. The increase in the proportion of revenue generated outside of North America was principally attributable to the acquisition of OrCAD Japan. In the first nine months of 1995, the Company's sales to OrCAD Japan, which was the Company's distributor at the time, amounted to approximately 6% of total revenues. In the first nine months of 1996, sales by OrCAD Japan amounted to approximately 22% of total revenue. This increase in revenue attributable to OrCAD Japan in the first nine months of 1996 as a percentage of total revenue was primarily the result of the Company recognizing the full selling price of product's sold by OrCAD Japan, whereas in the first nine months of 1995, prior to the acquisition, the Company's products were sold to OrCAD Japan at prices reflecting a substantial discount from OrCAD Japan's selling prices.

COST OF REVENUE

         The cost of product revenue increased 11% from $1.2 million in the first nine months of 1995 to $1.3 million in the first nine months of 1996. The increase was primarily attributable to an increased level of product sales partially offset by decreases in royalty costs resulting from the Company's purchase of source code previously licensed from outside developers and the Company's decision to develop its Windows-based products internally rather than through outside developers. As a percentage of product revenue, cost of product revenue decreased from 16% in the first nine months of 1995 to 10% in the first nine months of 1996. This decrease was primarily the result of higher average selling prices resulting from the sale of OrCAD Design Desktop for Windows, primarily in the PCB layout and simulation product lines.

         The cost of service revenue increased 58% from $335,000 in the first nine months of 1995 to $528,000 in the first nine months of 1996. This increase was primarily attributable to increased training services provided by the Company and personnel costs relating to technical support, including costs associated with increased headcount and compensation expenses as a result of increased product, upgrade, and product support agreement sales. As a percentage of service revenue, the cost of service revenue increased from 16% in the first nine months of 1995 to 24% in the first nine months of 1996. This increase reflects the absorption of relatively fixed costs and costs of increased technical support personnel in the first nine months of 1996 over a relatively constant revenue base.

 RESEARCH AND  DEVELOPMENT

         Research and development expenses increased 23% from $2.6 million in the first nine months of 1995 to $3.2 million in the first nine months of 1996. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount largely resulting from the acquisitions of OrCAD Japan and Massteck, partially offset by reductions in costs for engineering consultants in the first nine months of 1996 as compared to the same period in 1995. Research and development expenses decreased in the third quarter of 1996 as compared to the second quarter of 1996 primarily due to the engagement of engineering consultants and recruiting costs for certain employees incurred in the second quarter of 1996. As a percentage of total revenue, research and development expenses decreased from 27% in the first nine months of 1995 to 21% in the first nine months of 1996. The Company expects research and development expenses to continue to increase in absolute terms.


MARKETING AND SALES

         Marketing and sales expenses increased 60% from $3.3 million in the first nine months of 1995 to $5.3 million in the first nine months of 1996. The increase was principally attributable to increased compensation expenses related to growth in the direct telesales organization and increased headcount for marketing personnel, the acquisitions of OrCAD Japan and Massteck, and greater marketing related activities in the first nine months of 1996. The Company incurred approximately $276,000 in additional expenses in the first nine months of 1996 related to the amortization of intangible assets acquired in connection with the acquisition of OrCAD Japan. In addition, the Company increased its sales and marketing headcount by four employees as a result of the acquisition of Massteck. As a percentage of total revenue, marketing and sales expenses decreased from 35% in the first nine months of 1995 to 34% in the first nine months of 1996. The Company expects marketing and sales expenses to continue to increase in absolute terms.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 76% from $1.3 million in the first nine months of 1995 to $2.2 million in the first nine months of 1996. The increase in general and administrative expenses was attributable to the acquisition of OrCAD Japan, increased personnel costs, including costs associated with increased headcount to support the growth in operations and the additional costs associated with being a public company. The acquisition of OrCAD Japan resulted in approximately $261,000 of additional general and administrative expenses in the first nine months of 1996. As a percentage of total revenue, general and administrative expenses remained relatively constant from the first nine months of 1995 to the first nine months of 1996.

OTHER INCOME, NET

         Other income increased to $888,000 in the first nine months of 1996, as compared to $52,000 in the first nine months of 1995. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and investment balances resulting from the proceeds of the Company's public offering completed in March 1996.

INCOME TAX EXPENSE

         The effective tax rate for the first nine months of 1996 was 21.0%, which differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the use of net operating loss carryforwards, and the foreign tax rate differential applicable to earnings of OrCAD Japan. Income tax expense for the first nine months of 1996 increased to $800,000. The Company did not provide for income taxes, other than foreign withholding taxes, in the first nine months of 1995 as a result of the availability of net operating loss carryforwards to offset taxable income.


LIQUIDITY AND CAPITAL RESOURCES

         The completion of the initial public offering of common stock in March 1996 and the exercise of the Company's underwriters' over-allotment option in April 1996 resulted in net proceeds of $23.3 million which improved the Company's current ratio to 6.4:1 at September 30, 1996 from 1.4:1 at December 31, 1995. Working capital increased to $26.1 million at September 30, 1996 from $1.6 million at December 31, 1995.

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

         (b) No reports were filed on Form 8-K during the three months ended September 30, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OrCAD, Inc.



      Dated: November 12, 1996             P. David Bundy
                                           ---------------------------------

                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)