Form 10KSB
period 1996-12-31
ORCAD INC
filed 1997-03-28
CIK 881411

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM             TO             .

                          COMMISSION FILE NO. 0-27692
                                  ORCAD, INC.
                (EXACT NAME OF SMALL REGISTRANT IN ITS CHARTER)

           DELAWARE                         5045                        93-1062832
(STATE OR OTHER JURISDICTION OF  (PRIMARY STANDARD INDUSTRIAL        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)   CLASSIFICATION CODE NUMBER)      IDENTIFICATION NUMBER)

                9300 S.W. NIMBUS AVENUE, BEAVERTON, OREGON 97008
                                 (503) 671-9500
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ ]

     State Registrant's revenues for its most recent fiscal year $20,906,543.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $52,699,879 as of March 1, 1997 based upon the last sales price as reported by Nasdaq.

     The number of common shares outstanding of the Registrant's Common Stock as of March 1, 1997 was 6,689,468 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held June 19, 1997 are incorporated by reference into Part III of this Report.
================================================================================

                                  ORCAD, INC.

                                1996 FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item 1.      Business....................................................................    1
Item 2.      Properties..................................................................    5
Item 3.      Legal Proceedings...........................................................    6
Item 4.      Submission of Matters to a Vote of Security Holders.........................    6

                                            PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......    6
Item 6.      Selected Financial Data.....................................................    7
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................    7
Item 8.      Financial Statements and Supplementary Data.................................   17
Item 9.      Financial Disclosure........................................................   34

                                           PART III
Item 10.     Directors and Executive Officers of the Registrant..........................   34
Item 11.     Executive Compensation......................................................   34
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............   34
Item 13.     Certain Relationships and Related Transactions..............................   34

                                            PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   34
Signatures   ............................................................................   36

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     OrCAD develops, markets and supports Microsoft Windows-based electronic design automation("EDA") software products that assist electronics designers in designing printed circuit boards ("PCBs"), field-programmable gate arrays ("FPGAs") and complex programmable logic devices ("CPLDs"). PCBs, FPGAs and CPLDs are found in a majority of today's electronic products, and are often referred to as "mainstream" components. The Company believes that by using OrCAD's products, electronics designers working on personal computers ("PCs") can reduce time to market, improve product capability, and reduce design costs. OrCAD's Windows-based EDA solutions support the design process for mainstream components, from schematic capture to programmable logic design and verification to printed circuit board layout. Over 200,000 products bearing the OrCAD name have been sold worldwide since 1986.

INDUSTRY BACKGROUND

     During the last two decades, there has been considerable growth in a wide variety of electronics markets, including those for telecommunications equipment, computers, and consumer electronics products. According to a 1995 report from market research firm Dataquest, the broad electronic equipment market is expected to reach $1 trillion by 1998. Advances in electronics technology have enabled the development of products with significantly greater functionality, lower cost, and smaller size. The electronic functionality of these products today is contained in multiple, diverse integrated circuits ("ICs") combined into electronic subsystems on one or more PCBs. While extremely complex components such as microprocessors, memory, and custom digital signal processors are central to a number of these subsystems, most subsystems are primarily composed of mainstream components. Competitive pressures and the proliferation of programmable logic devices and PCBs in product design have led to increasing demand for lower cost, easier-to-use solutions for design engineers creating mainstream components. The complexity of FPGAs and PCBs is continuously increasing as electronics manufacturers seek to increase functionality and reduce product cost and size. This increasing complexity is demonstrated by comparing today's mainstream designs to those of twenty years ago. Early programmable devices typically contained fewer than 100 gates, had speeds of less than 20 MHz, and required power at 5 volts. Today's mainstream FPGAs are full-scale systems on chips, typically ranging in size from a few thousand to 20,000 gates and operating at 50 to 100 MHz and 3.3 volts. Similarly, twenty years ago, PCBs were typically double-sided boards with a few hundred components, and ran at relatively low speeds. Today's mainstream PCBs may be multi-layer boards containing up to a thousand components and driven by high speed (> 50 MHz) microprocessors. The Company believes that the majority of manufacturers' electronic design-starts today involve these mainstream types of FPGAs, CPLDs, and PCBs. Today's Intel PCs running Windows are increasingly powerful and easy to use, and are ideal for most of today's electronics design activities.

PRODUCTS

     OrCAD's Design Desktop for Windows is a family of products designed as 32-bit applications, each of which operates in an integrated fashion with other applications for Microsoft Windows.

     OrCAD Capture for Windows is a 32-bit schematic capture tool that enables the acceleration of the engineer's overall design process for both FPGA and PCB design. Its integrated design management tools allow design engineers to browse their schematic database to find and edit objects, and to reuse portions of their designs. OrCAD Capture for Windows includes: (i) a schematic editor designed to speed the drawing of complex schematics; (ii) a part editor that allows designers to modify any of the more than 20,000 included parts, or to create new ones easily; (iii) an electrical rules checking program that detects and flags common design errors on the schematic page; and (iv) features to produce output such as netlists, bills of materials and design documentation.

     Capture Enterprise Edition adds to Capture a design data and library management tool developed by Q Point Technology, Inc. This tool links parts placed in an OrCAD Capture for Windows design with the information in the manufacturers' internal part databases, which increases the ease and efficiency of part selection for the designer and transfers all information necessary to create correct bills of material and netlists to capture schematics.

     OrCAD Simulate for Windows is a gate-level simulator developed specifically for FPGA design. It supports the architecture of leading FPGA and CPLD vendors, including among others Actel, Advanced Micro Devices, Altera, Lattice Semiconductor and Xilinx. OrCAD Simulate for Windows supports industry standards for data exchange including VHDL (VITAL/SDF), Open PLA and EDIF 2 0 0, and direct import of Xilinx XNF, which in turn provides for complete logic and timing simulation for popular FPGAs and ensures reusability of design data.

     The OrCAD Layout for Windows family of products allows rapid completion of most mainstream PCBs. OrCAD Layout for Windows' 16-layer autorouter applies proprietary "push and shove" technology to enable high density routing. The Company's interactive routing gives design engineers the power of "user-assisted" autorouting to precisely control critical routes. OrCAD Layout Plus for Windows adds shape-based autorouting, automatic cluster placement, component push-and-shove, auto-interactive placement, auto-path completion and single-layer autorouting. OrCAD Layout Ltd. for Windows, used for simple PCB designs, is a component and connection limited version of OrCAD Layout for Windows without autorouting or autoplacement.

     OrCAD Express for Windows is a complete design environment for the design of FPGAs and CPLDs. It integrates VHDL, schematic, and mixed-mode design entry, simulation and synthesis into a single application. With OrCAD Express for Windows, engineers can design board-level systems with FPGSs and CPLDs from OrCAD Solution Partners Xilinx, Altera, Lattice Semiconductor, Actel, and Vantis.

     OrCAD's integrated solutions address the entire process for designing PCBs and programmable logic devices. The Company's products are intended to be intuitive and relatively easy to use by a broad range of electronics designers. The Company's products include extensive on-line help and tutorials to help design engineers become productive quickly, often within just a few days. In addition, the Company's products feature a familiar Windows user interface and can be used with other Windows applications, such as Microsoft Word and Microsoft Excel. This eliminates the need for separate platforms for design and office automation applications. In addition, OrCAD software can be linked to place-and-route software from the leading vendors of programmable logic.

     The Company believes that the desktop EDA market is at the beginning of a trend toward greater use of the Microsoft Windows operating systems, and anticipates that the use of Windows-based products in such market will grow and expand. Accordingly, all of the new products introduced by the Company during its preceding and current fiscal year, and all of the products the Company is currently developing, are designed for use on Microsoft's Windows NT and Windows 95 operating systems. Any factor adversely affecting the demand for, or use of, the Microsoft Windows operating systems, for EDA applications or in general, could result in a material adverse effect on the Company's business, financial condition and results of operations.

     Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. There can be no assurance that, despite testing by the Company, errors will not be found in new products or versions after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, financial condition or results of operations.

MARKETING AND SALES

     The Company markets and sells its products in North America directly through its marketing and telesales organizations, which is supplemented by a field sales force. The Company designs its marketing programs to reinforce the recognition of its brand through integrated advertising, direct mail, electronic marketing, and other promotional activities. The Company's sales effort is designed to capture, qualify and respond effectively to the leads generated by the marketing programs. The Company also generates leads through customer and consultant references. To effectively target and measure all of these efforts, the Company has invested in an information system that tracks contacts with customers and prospects. The Company's distribution strategy is intended to address the mainstream electronic design market in a productive, cost-effective manner. The Company believes that its direct field sales force will allow it to better meet the unique buying requirements of management in large organizations. The Company intends to use its penetration at the individual and group level in large organizations to help achieve enterprise-wide standardization on its products.

     The Company maintains an ongoing program of market research based on industry reports, customer input, surveys, and frequent communication with VARs. This research helps the Company to set priorities for product development, technical support, and other functional areas. Trade shows and the Company's training classes provide additional means of soliciting customer feedback.

     Direct Sales. The Company's direct sales effort consists primarily of a telesales force supplemented with a targeted field sales presence. Telesales are typically generated by inbound inquiries stimulated by the Company's marketing programs, additional sales to existing customers, and references from customers. The Company believes telesales has been a cost-effective means of distributing its products and gaining customer acceptance. The Company believes that its direct field sales force will allow it to better meet the unique requirements of selling directly to management at large organizations.

     Indirect Sales. The Company's VARs are a key component of the Company's sales and marketing strategy in international markets, outside of Japan. VARs provide local technical support and local language documentation, and run a variety of direct marketing programs that build on materials developed for the North American direct marketing efforts. The Company derived approximately $8.2 million, $4.1 million and $3.9 million, or approximately 39%, 30% and 39% of its total revenue, from international sales in 1996, 1995 and 1994, respectively. The Company believes that international sales will increase as a percentage of total revenue as the Company extends its international coverage. Substantially all of the Company's international revenue to date has been derived from indirect sales made by its VARS and Japanese distributor. For distribution in Japan, the Company purchased its Japanese distributor in 1995 to increase its direct presence in that country. Beyond North America and Japan, the Company distributes its products through leading EDA value-add resellers (VARs).

     Because the Company's products are used by highly skilled professional engineers, effective VARs must possess sufficient technical, marketing and sales resources and must devote these resources to sales efforts, customer education, training and support. Only a limited number of potential VARs possess these criteria. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs to successfully market the Company's products, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's relationship with its VARs is usually established through a formal reseller agreement, which generally may be terminated by either party at any time without cause. There can be no assurance that any VAR will continue to represent the Company's products, and the inability to retain VARs could have a material adverse effect on the Company's business, financial condition and results of operations.

     Strategic Relationships. The Company has strategic relationships with and works closely with other companies to develop and market their products and to provide customers with application-specific solutions. In addition, the Company has developed relationships with a number of FPGA and CPLD vendors such as Actel, Altera, Lattice Semiconductor, Vantis, and Xilinx for the purpose of marketing integrated solutions to joint prospects and customers.

SERVICE AND SUPPORT

     The Company believes that to compete in the desktop EDA marketplace, it must provide a unique variety of support services, including customer service, software implementation, technical support, training and consulting service referrals.

     The Company offers product support agreements that include product updates, access to electronic bulletin board services, newsletters and technical support available by telephone, fax, electronic mail and through its World Wide Web page. The Company has created programs for both in-house and on-site training for all products. In North America, OrCAD has developed a strong technical support capability comprised primarily of electrical engineers who understand the customers' design processes and OrCAD's products. Internationally, OrCAD Japan and VARs provide support to OrCAD customers. In addition, the Company's technical support resources are available to support OrCAD Japan and VARs.

PRODUCT DEVELOPMENT

     The Company's product development process is customer-centric, led by a product marketing group which researches customer requirements, and supported by research and development, test, and documentation teams which develop the Company's products. General technology directions for the Company's future developments include productivity improvements for target applications; language-based design and synthesis; component-informations systems development and support for advanced PCB routing technology. The Company has a highly productive Windows, C++ development environment, in which it develops its products using Microsoft Foundation Class UI objects. As of December 31, 1996, there were 47 people in the above mentioned groups. In 1996, 1995 and 1994, the Company invested 21%, 26% and 30% of revenue, respectively, in research and development. All software development costs are expensed as incurred.

     The EDA industry is characterized by rapid technological change, frequent new product introductions, evolving industry standards, and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and un-marketable. The Company believes that it must continue to commit substantial resources to product development and, that its future success will depend on its continued ability to enhance its current products and to develop or acquire new products that keep pace with technological developments, emerging industry standards and changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing any such new products or product enhancements, or that such new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In the past, the Company has experienced delays in its introduction of product enhancements and new products. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

     The EDA industry is highly competitive. The Company currently competes in the desktop EDA market directly with Viewlogic, which offers Windows and UNIX-based products. The Company also faces competition from larger vendors of traditional UNIX-based EDA products. Some of these companies, such as Cadence, Mentor Graphics and others, have announced Windows products. OrCAD also competes with smaller, privately held companies. A number of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, and strong name recognition. There can be no assurance that these competitors will not use their superior resources and visibility, and installed customer bases, to successfully develop better products and/or market their products more effectively than those of the Company. In particular, as a result of the wide acceptance of UNIX-based EDA tools, vendors of such tools have established long-term relationships with many of the Company's current and potential customers, and may have the ability to offer these customers a broad suite of Windows and UNIX-based products to satisfy the entire range of their design needs. Finally, in addition to competition from EDA software vendors, the Company faces competition from the internal design groups of many of its customers, who design and develop their own customized schematic capture, simulation or synthesis tools for their own particular needs and therefore may be reluctant to purchase products offered by the Company or other independent vendors. There can be no assurance that the Company will be able to convert such internal design groups into users of the Company's products. More generally, there can be no assurance that the Company will be able to compete successfully against current and future competitors, both direct and indirect, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary software technology. The Company currently relies on a combination of trade secret, copyright and trademark laws, and contractual provisions to protect its proprietary rights in its software products. The Company also ships its software with a security device to all customers outside the U.S. and Canada. The Company generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. The Company does not license or release the source code for its proprietary software to its customers, except in connection with OEM development agreements. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar or superior technology independently. In particular, the Company distributes its products pursuant to "shrink-wrap" licenses. There can be no assurance that such licenses are enforceable.

     In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company believes that its products do not infringe on the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against the Company in the future and that any such claims will not require the Company to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in significant diversions of effort by the Company's technical and management personnel, as well as the Company's incurring significant costs with respect to the defense thereof, and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any claims or actions are asserted against the Company, the Company may choose to or be required to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

EMPLOYEES

     As of December 31, 1996, the Company had 123 employees, including 61 in marketing and sales, 40 in research and development and 22 in general and administrative capacities. Of these, 111 are located at the Company headquarters in Beaverton, Oregon, and 12 are located at the Company's subsidiary in Yokohama, Japan. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

     The Company's future success depends in significant part upon the continued service of its key senior management and technical personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

ITEM 2.  PROPERTIES

     The Company occupies approximately 32,000 square feet of space at its headquarters in Beaverton, Oregon under a lease expiring in 2001, subject to OrCAD's right to extend. In 1995, the Company exercised an option to rent an additional 7,780 square feet of space in the same building, which is being sublet through June 1997. The Company's subsidiary in Japan leases approximately 3,000 square feet of space at its

Yokohama, Japan office. The Company believes that its existing facilities, including expansion options, are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company. The Company is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the 1996 calendar year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market System under the symbol "OCAD" on March 1, 1996. As of March 1, 1997 there were 105 stockholders of record of the Company's Common Stock. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain the earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to the Common Stock in the foreseeable future. The following table sets forth, for the periods shown, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

                                                       MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                         1996          1996         1996          1996
                                                       ---------     --------     ---------     --------
Common Stock Price:
  High...............................................   $ 13.00       $16.25       $ 15.00       $11.50
  Low................................................   $ 10.75       $11.00       $  8.38       $ 8.38

     During 1996, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 193,946 shares of Common Stock were issued at exercise prices ranging from $.35 to $7.88. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                             1996        1995        1994       1993        1992
                                            -------     -------     ------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue:
  Products................................  $17,822     $10,627     $8,020     $ 7,874     $ 7,960
  Service.................................    3,085       3,032      1,792         662         942
                                            -------     -------     ------     -------     -------
          Total revenue...................   20,907      13,659      9,812       8,536       8,902
Cost and expenses:
  Cost of sales -- products...............    1,771       1,587      1,713       1,708       1,936
  Cost of sales -- service................      727         488        387         347         375
  Research and development................    4,286       3,561      2,907       4,140       4,468
  Marketing and sales.....................    7,079       4,934      3,569       3,442       2,514
  General and administrative..............    3,063       1,904      1,363         962       1,945
  In-process research and development.....       --         971         --          --          --
                                            -------     -------     ------     -------     -------
          Total cost and expenses.........   16,926      13,445      9,939      10,599      11,238
                                            -------     -------     ------     -------     -------
Income (loss) from operations.............    3,981         214       (127)     (2,063)     (2,336)
Other income, net.........................    1,272         105        156         122         245
                                            -------     -------     ------     -------     -------
Income (loss) before taxes................    5,253         319         29      (1,941)     (2,091)
Income tax expense........................    1,051           4         --          --          --
                                            -------     -------     ------     -------     -------
Net income (loss).........................  $ 4,202     $   315     $   29     $(1,941)    $(2,091)
                                            =======     =======     ======     =======     =======
Net income (loss) per share...............  $   .63     $   .07     $  .01     $  (.99)    $ (1.05)
                                            =======     =======     ======     =======     =======
Weighted average number of common and
  common equivalent shares outstanding....    6,618       4,775      4,211       1,960       1,986

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................................................  $20,308     $ 2,080
Working capital..........................................................   29,645       1,611
Total assets.............................................................   38,250      10,665
Total stockholders' equity...............................................   33,934       6,114

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results of Operations" as well as those discussed in this section and elsewhere in this Annual Report, and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. The industry in which the Company competes and the markets that it serves are highly cyclical. The Company is dependent upon the semiconductor and, more generally, the computer and electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries, in each of the United States, Europe and Japan, have from time to time experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns and layoffs. In addition, portions of these industries have experienced downturns at different times. Over the past few years, these industries have experienced an extended period of significant economic growth in North America, although in Europe and Japan the growth of such industries has been flat. There can be no assurance that such economic growth in North America will continue, and if it does not, any downturn could be especially severe. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, financial condition and results of operations.

OVERVIEW

     OrCAD was formed in September 1991 as the successor to prior entities engaged in developing electronic design automation (EDA) tools. From its inception, OrCAD has been engaged in the development and marketing of a broad family of EDA products including schematic capture, digital simulation, programmable logic design and printed circuit board layout. From 1993 to 1994, OrCAD upgraded its entire DOS product family to the 386+ series, intended for optimal performance with PCs based on Intel 386 and 486 microprocessors. In 1995, the Company introduced OrCAD Design Desktop for Windows, a new product family designed for the 32-bit Windows operating system that includes OrCAD Capture for Windows, OrCAD Simulate for Windows, OrCAD Layout for Windows, OrCAD Layout Ltd. for Windows and OrCAD Layout Plus for Windows. From the Company's inception through the first six months of 1995, OrCAD earned substantially all of its revenue from its DOS-based EDA products. For the year ended December 31, 1996, Windows-based products accounted for more than 90% of the Company's total revenue.

     In June 1995, the Company acquired Massteck Ltd., a developer of Windows-based PCB layout technology. This acquisition enabled the Company to introduce the OrCAD Layout for Windows product family in June 1995, simultaneously with the release of OrCAD Capture for Windows. In December 1995, OrCAD acquired Intelligent Systems Japan (ISJ), the Company's distributor in Japan since 1991. The entity is now known as OrCAD Japan, K.K., and operates as a wholly owned subsidiary of the Company.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its total revenue:

                                                                          YEAR ENDED DECEMBER
                                                                                  31,
                                                                         ---------------------
                                                                         1996     1995     1994
                                                                         ---      ---      ---
AS A PERCENTAGE OF TOTAL REVENUE:
Revenue:
  Products.............................................................   85%      78%      82%
  Service..............................................................   15       22       18
                                                                         ---      ---      ---
Total revenue..........................................................  100      100      100
Cost and expenses:
  Cost of sales -- products............................................    8       11       17
  Cost of sales -- service.............................................    3        4        4
  Research and development.............................................   21       26       30
  Marketing and sales..................................................   34       36       36
  General and administrative...........................................   15       14       14
  In-process research and development..................................   --        7       --
                                                                         ---      ---      ---
Total cost and expenses................................................   81       98      101
                                                                         ---      ---      ---
Income (loss) from operations..........................................   19        2       (1)
Other income, net......................................................    6       --        1
                                                                         ---      ---      ---
Income before taxes....................................................   25        2       --
Income tax expense.....................................................    5       --       --
                                                                         ---      ---      ---
Net income.............................................................   20%       2%      --%
                                                                         ===      ===      ===

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Revenue

     The Company derives revenue from the licensing of its software products and from the provision of maintenance and training services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from product support agreements that provide customers access to product enhancements, technical support, bulletin board services and a subscription to the OrCAD Design Desktop Quarterly, a newsletter produced by the Company. Revenue from each product support agreement is deferred and recognized ratably over the term of the product support agreement. Revenue from customer training is recognized as services are performed.

     Total revenue increased 53% to $20.9 million in 1996 from $13.7 million in 1995. Total revenue increased 39% in 1995 from $9.8 million in 1994. These increases were due to growth in both product revenue and service revenue. As a percentage of total revenue, product revenue increased to 85% in 1996 from 78% in 1995 and 82% in 1994. Conversely, service revenue decreased as a percentage of total revenue to 15% in 1996 from 22% in 1995 and 18% in 1994.

     Product revenue increased 68% to $17.8 million in 1996 from $10.6 million in 1995. Product revenue increased 33% in 1995 from $8.0 million in 1994. The acquisition of OrCAD Japan accounted for approximately $3.2 million of the $7.2 million increase in product revenue in 1996. The remaining increase in product revenue in 1996 was primarily attributable to growth in sales of OrCAD Design Desktop for Windows, particularly in the PCB layout and simulation product lines. The increase in 1995 was primarily due to increased revenue from sales of the recently introduced OrCAD Design Desktop for Windows product family at generally higher average selling prices than for previous products, and the recognition of revenue previously deferred until the release of OrCAD Capture for Windows, partially offset by decreased revenue from sales of

DOS-based products. In 1994, the Company began selling its "Capture Upgrade," consisting of a product support agreement for SDT 386+ and the right to upgrade to OrCAD Capture for Windows at no further charge. No product revenue from the Capture Upgrade was recognized in 1994, although a portion of the revenue was deferred until the release of OrCAD Capture for Windows. In addition, to the extent the Company sold upgrades to its Windows-based products rather than the new products themselves, product revenue in 1995 was less than it otherwise might have been because upgrades have significantly lower average selling prices than new products and a higher proportionate service revenue content.

     Service revenue increased 2% to $3.1 million in 1996 from $3.0 million in 1995. Service revenue increased 69% in 1995 from $1.8 million in 1994. The higher increase in product revenue in 1996 as compared to service revenue was primarily attributable to an increase in sales of Windows-based products, a higher proportion of which is recognized as product revenue. The increase in service revenue in 1995 as a percentage of total revenue was primarily attributable to a shift in product mix from new product sales to upgrade sales. This shift resulted in increased service revenue because a higher proportion of revenue from sales of upgrade products is generally allocated to and deferred as service revenue than for new product sales.

     Total North American revenue increased 34% to $12.7 million in 1996 from $9.5 million in 1995. Total revenue generated outside North America increased 98% to $8.2 million in 1996 from $4.1 million in 1995. Total North American revenue increased 60% to $9.5 million in 1995 from $6.0 million in 1994. Total revenue generated outside North America remained relatively constant from 1994 to 1995, at $3.9 million and $4.1 million, respectively. As a percentage of the Company's total revenue, revenue generated outside North America increased to 39% in 1996 from 30% in 1995 and decreased to 30% in 1995 from 39% in 1994. The increase in the proportion of revenue generated outside of North America was principally attributable to the acquisition of OrCAD Japan. In 1995 the Company's sales to OrCAD Japan, which was the Company's distributor until December 2, 1995, amounted to approximately 8% of total revenue. In 1996, sales by OrCAD Japan amounted to approximately 21% of total revenue. This increase in revenue attributable to OrCAD Japan as a percentage of total revenue was primarily the result of the Company recognizing the full selling price of product's sold by OrCAD Japan, whereas in 1995, prior to the acquisition, the Company's products were sold to OrCAD Japan at prices reflecting a substantial discount from OrCAD Japan's selling prices. The greater proportion of North American revenue to total revenue in 1995 was attributable to the earlier releases of the Company's new Windows-based products in the North American market. In addition, the Company's North American customer base traditionally has adopted new products earlier than its international customer base.

  Cost of Revenue

     The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue increased 12% to $1.8 million in 1996 from $1.6 million in 1995. The cost of product revenue decreased 7% to $1.6 million in 1995 from $1.7 million in 1994. The increase in cost of product revenue in 1996 is primarily due to an increased level of product sales partially offset by lower royalty costs resulting from the Company's purchase of source code previously licensed from outside developers, and the Company's decision to develop Windows-based products internally rather than through outside developers, as well as to reduced expenditures for software documentation and packaging. As a percentage of product revenue, cost of product revenue decreased to 10% in 1996 from 15% in 1995 and from 21% in 1994. This decrease was primarily the result of higher average selling prices resulting from the sale of OrCAD Design Desktop for Windows, primarily in the PCB layout and simulation product lines.

     The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue increased 49% to $727,000 in 1996 from $488,000 in 1995. The cost of service revenue increased 26% to $488,000 in 1995 from 387,000 in 1994. Both increases reflected increased service obligations as a result of increased training, product, upgrade and product support agreement sales. As a percentage of service revenue, cost of service revenue increased to 24% in 1996 from 16% in 1995 and from 22% in 1994.

This increase reflected the absorption of relatively fixed costs and costs of increased technical support personnel in 1995 and 1996 over a relatively constant service revenue base.

  Research and Development

     Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 20% to $4.3 million in 1996 from $3.6 million in 1995. Research and development expenses increased 22% to $3.6 million in 1995 from $2.9 million in 1994. The increase in research and development expenses in 1996 was primarily attributable to increased headcount largely resulting from the acquisitions of OrCAD Japan and Massteck, partially offset by a reduction in costs for engineering consultants. The increase in research and development expenses in 1995 over the same period a year earlier was attributable to increased personnel costs, including costs associated with increased headcount and the engagement of engineering consultants. As a percentage of total revenue, research and development expenses decreased to 21% in 1996 from 26% in 1995 and from 30% in 1994. The Company expects research and development expenses to continue to increase in absolute terms.

  Marketing and Sales

     Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 43% to $7.1 million in 1996 from $4.9 million in 1995. Marketing and sales expenses increased 38% to $4.9 million in 1995 from $3.6 million in 1994. The growth in marketing and sales expenses in 1996 was primarily attributable to increased compensation expense related to the growth in the direct telesales organization and increased headcount for marketing personnel, the acquisitions of OrCAD Japan and Massteck, and greater marketing related activities. The Company incurred approximately $338,000 in additional expenses in 1996 related to the amortization of intangible assets acquired in connection with the acquisition of OrCAD Japan. In addition, the Company increased its sales and marketing headcount by four employees as a result of the acquisition of Massteck. The increase in sales and marketing expenses in 1995 was principally attributable to increased personnel costs, including costs associated with increased headcount and compensation expenses related to growth in the direct telesales organization and the establishment of a direct field sales force. As a percentage of total revenue, marketing and sales expenses decreased to 34% in 1996 from 36% in 1995 and 1994. The Company expects marketing and sales expenses to continue to increase in absolute terms.

  General and Administrative

     General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses increased 61% to $3.1 million in 1996 from $1.9 million in 1995. General and administrative expenses increased 40% to $1.9 million in 1995 from $1.4 million in 1994. The increase in general and administrative expenses in 1996 was attributable to the acquisition of OrCAD Japan, increased personnel costs, including costs associated with increased headcount to support the growth in operations and the additional costs associated with being a public company. The acquisition of OrCAD Japan resulted in approximately $493,000 of general and administrative expenses in 1996. The increase in general and administrative expenses in 1995 was attributable to expenses incurred as the Company built a more sophisticated information systems infrastructure. As a percentage of total revenues, general and administrative expenses increased to 15% in 1996 from 14% in 1995 and 1994. The Company expects general and administrative expenses to continue to increase in absolute terms to support the growth in operations and the additional costs associated with being a public company.

  In-Process Research and Development

     In connection with the Company's acquisition of Massteck in 1995, the Company expensed approximately $971,000 of in-process research and development costs associated with certain Windows-based PCB layout technology which had not yet reached technological feasibility.

  Other Income, Net

     Other income, net consists of interest income, gains and losses on the disposal of property and equipment, sublease income, royalty income and foreign currency gains and losses. Interest income consists primarily of the earnings on available cash balances and marketable securities, which have generally been invested in short-term money market investments, treasury bills and corporate debt securities. Other income, net increased to $1.3 million in 1996 from $105,000 in 1995 and from $156,000 in 1994. The increase in other income, net in 1996 was almost entirely from higher interest income earned on increased cash and marketable securities balances generated from the initial public offering completed in March 1996. The decrease in other income, net from 1994 to 1995 was due primarily to the completion in 1994 of the payments associated with the VHDL modeling division divestiture.

  Income Taxes

     The Company's effective tax rate for 1996 was 20.0%, which differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the use of net operating loss carryforwards, and the foreign tax rate differential applicable to earnings of OrCAD Japan. The Company incurred net losses through 1994 for tax purposes and consequently paid no income taxes through that year. Due to these losses, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $1.5 million and $1.2 million as of December 31, 1996, respectively. These carryforwards expire from 2006 through 2009. Net operating loss carryforwards were used to offset taxes payable on 1995 net income.

QUARTERLY RESULTS OF OPERATIONS

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as increased competition, timing of new product announcements, releases and pricing changes by the Company or its competitors, length of sales cycles, market acceptance or delays in the introduction of new or enhanced versions of the Company's products, timing of significant orders, seasonal factors, mix of direct and indirect sales, product mix, and economic conditions generally and in the EDA industry specifically. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the timing of the introduction of new products to the market, with customers waiting to place orders until new products became available. The Company's quarterly operating results have also fluctuated as a result of seasonality of customer buying patterns. A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. Revenue from quarter to quarter is difficult to forecast, as minimal backlog exists at the end of any quarter because the Company's products typically are shipped and revenue recognized promptly after receipt of customers' orders. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue. The Company has recently experienced rapid growth and expansion. There can be no assurance that the Company will be able to grow in future periods, that it will be able to sustain its historical rate of revenue growth, or that its operations will remain profitable. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                                THREE-MONTH PERIOD ENDED
                                  ------------------------------------------------------------------------------------
                                                    1996                                        1995
                                  -----------------------------------------   ----------------------------------------
                                  MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                  --------   --------   --------   --------   --------   --------   --------   -------
                                                                     (IN THOUSANDS)
Revenue:
  Products......................   $4,248     $4,579     $4,537     $4,458     $2,076     $2,671     $2,714    $3,166
  Service.......................      677        730        786        892        641        728        780       883
                                   ------     ------     ------     ------     ------     ------     ------    ------
Total revenue...................    4,925      5,309      5,323      5,350      2,717      3,399      3,494     4,049
Cost and expenses:
  Cost of sales -- products.....      447        395        468        461        449        330        397       411
  Cost of sales -- service......      165        192        171        199         89        111        135       153
  Research and development......    1,005      1,150      1,067      1,064        773        934        915       939
  Marketing and sales...........    1,695      1,813      1,829      1,742        937      1,232      1,171     1,594
  General and administrative....      756        741        743        823        395        430        447       632
  In-process research and
    development.................       --         --         --         --         --        971         --        --
                                   ------     ------     ------     ------     ------     ------     ------    ------
         Total cost and
           expenses.............    4,068      4,291      4,278      4,289      2,643      4,008      3,065     3,729
                                   ------     ------     ------     ------     ------     ------     ------    ------
Income (loss) from operations...      857      1,018      1,045      1,061         74       (609)       429       320
Other income (expense), net.....      110        367        411        384         (2)        10         44        53
                                   ------     ------     ------     ------     ------     ------     ------    ------
Income (loss) before taxes......      967      1,385      1,456      1,445         72       (599)       473       373
Income tax expense..............      184        310        306        251         --         --          1         3
                                   ------     ------     ------     ------     ------     ------     ------    ------
Net income (loss)...............   $  783     $1,075     $1,150     $1,194     $   72     $ (599)    $  472    $  370
                                   ======     ======     ======     ======     ======     ======     ======    ======

                                                                THREE-MONTH PERIOD ENDED
                                  ------------------------------------------------------------------------------------
                                                    1996                                        1995
                                  -----------------------------------------   ----------------------------------------
                                  MARCH 31   JUNE 30    SEPT.30    DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                  --------   --------   --------   --------   --------   --------   --------   -------
As a Percentage of Total
  Revenue:
Revenue:
  Products......................       86%        86%        85%        83%        76%        79%        78%       78%
  Service.......................       14         14         15         17         24         21         22        22
                                      ---        ---        ---        ---        ---        ---        ---       ---
         Total revenue..........      100        100        100        100        100        100        100       100
Cost and expenses:
  Cost of sales -- products.....        9          7          9          9         17         10         11        10
  Cost of sales -- service......        3          4          3          4          3          3          4         4
  Research and development......       20         22         20         20         28         27         26        23
  Marketing and sales...........       34         34         34         33         34         36         34        39
  General and administrative....       15         14         14         15         15         13         13        16
  In-process research and
    development.................       --         --         --         --         --         29         --        --
                                      ---        ---        ---        ---        ---        ---        ---       ---
         Total cost and
           expenses.............       81         81         80         81         97        118         88        92
                                      ---        ---        ---        ---        ---        ---        ---       ---
Income (loss) from operations...       19         19         20         19          3        (18)        12         8
Other income (expense), net.....        2          7          8          7         --         --          1         1
                                      ---        ---        ---        ---        ---        ---        ---       ---
Income (loss) before taxes......       21         26         28         26          3        (18)        13         9
Income tax expense..............        4          6          6          5         --         --         --        --
                                      ---        ---        ---        ---        ---        ---        ---       ---
Net income (loss)...............       17%        20%        22%        21%         3%       (18%)       13%        9%
                                      ===        ===        ===        ===        ===        ===        ===       ===

     The Company's total revenue increased each quarter in 1996. The decline in product revenue in the third and fourth quarters of 1996 was primarily due to a higher proportion of product support agreement sales, reflecting renewals of product support agreements and a general increase in the Company's installed base. Total revenue and product revenue increased each quarter in 1995. Total revenue and product revenue increased substantially in the second quarter of 1995, reflecting the release in June 1995 of the first two OrCAD Design Desktop for Windows products -- OrCAD Capture for Windows and the OrCAD Layout for Windows product family. Revenue from these products resulted both from new sales during the quarter and from revenue previously deferred on sales of the Capture Upgrade. Revenue also increased significantly in the first quarter of 1996 primarily due to the acquisition of OrCAD Japan in December 1995. Service revenue increased in each quarter in 1996 and 1995, with the exception of the decline in the first quarter of 1996. The decline in service revenue in the first quarter of 1996 was primarily due to an increase in sales of Windows-based products, a higher proportion of which are recognized as product revenue.

     The cost of revenue has varied on a quarterly basis as a result of a number of factors, including differing margins and royalties payable to third parties, costs associated with providing product updates under both product support agreements and initial product warranties, discounts allowed on sales to the Company's distributor in Japan in 1995 and commissions paid to VARs. The cost of revenue as a percentage of total revenue reflects a general downward trend in the cost of revenue through the second quarter of 1996. The cost of revenue as a percentage of total revenue in the first quarter of 1995 reflects the relatively higher sales of lower margin products and royalty payments to third parties. The subsequent decrease in the second quarter of 1995 reflects the elimination of royalties formerly paid to Massteck as a result of the Massteck acquisition and the discontinuation of a low margin OEM product family.

     Operating expenses have generally increased in absolute terms as the Company has increased expenditures and staffing in its research and development, sales and marketing, and general and administrative functions. In particular, personnel were added to research and development to accelerate the completion of the OrCAD Design Desktop for Windows product family, supplemented by consultants in various quarters. The Company also added personnel to marketing and sales to create and expand its direct telesales organization and more recently its direct field sales force for strategic accounts. In addition, the occurrence of major tradeshows and associated product release publicity expenditures caused marketing and sales expenses to increase substantially in the second quarter of 1996 and 1995. The Company incurred an increase in sales and marketing expenses due to certain promotional costs associated with the release of certain of the Company's Windows-based products in the fourth quarter of 1995. The Company's general and administrative expenses increased substantially in the fourth quarter of 1996 due to the incurrence of a bad debt charge related to a distributor in Japan. General and administrative expenses increased substantially in the fourth quarter of 1995 as a result of the consolidation of OrCAD Japan's operations with those of the Company.

PRO FORMA COMBINED QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited pro forma combined quarterly financial data for each of the three-month periods in 1995. The pro forma combined quarterly financial data assume (i) a business combination between the Company and Massteck accounted for as a purchase, and (ii) a business combination between the Company and ISJ accounted for as a purchase. The pro forma combined financial data combine the Company's historical quarterly unaudited statements of operations for each of the three-month periods in 1995 with Massteck's historical unaudited statements of operations for the three-month period ended March 31, 1995 and two-month period ended May 31, 1995 and ISJ's historical quarterly unaudited statements of operations for each of the three-month periods through September 30, 1995 and two-month period ended December 1, 1995, as if the transactions were consummated at the beginning of the year.

     The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the combinations had been consummated at the beginning of the period presented, nor is it necessarily indicative of future operating results.

     The pro forma combined financial data should be read in conjunction with the historical financial statements of the Company and the related notes thereto, included herein.

                                                                  THREE-MONTH PERIOD ENDED
                                                        ---------------------------------------------
                                                                            1995
                                                        ---------------------------------------------
                                                        MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                                        --------     -------     --------     -------
                                                                       (IN THOUSANDS)
Revenue:
  Products............................................   $3,154      $ 3,434      $3,577      $ 3,733
  Service.............................................      753          810         811          909
                                                         ------       ------      ------       ------
          Total revenue...............................    3,907        4,244       4,388        4,642
Cost and expenses:
  Cost of sales -- products...........................      494          345         595          436
  Cost of sales -- service............................      145          154         148          162
  Research and development............................      915        1,043         960          984
  Marketing and sales.................................    1,325        1,632       1,470        1,870
  General and administrative..........................      803          827         714          556
                                                         ------       ------      ------       ------
          Total cost and expenses.....................    3,682        4,001       3,887        4,008
                                                         ------       ------      ------       ------
Income from operations................................      225          243         501          634
Other income, net.....................................       63           11          44           56
                                                         ------       ------      ------       ------
Income before taxes...................................      288          254         545          690
Income tax expense....................................      121           52          72          120
                                                         ------       ------      ------       ------
Net income............................................   $  167      $   202      $  473      $   570
                                                         ======       ======      ======       ======

                                                                   THREE-MONTH PERIOD ENDED
                                                         ---------------------------------------------
                                                                             1995
                                                         ---------------------------------------------
                                                         MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                                         --------     -------     --------     -------
As a Percentage of Total Revenue:
Revenue:
  Products.............................................      81%         81%          82%         80%
  Service..............................................      19          19           18          20
                                                            ---         ---          ---         ---
          Total revenue................................     100         100          100         100
Cost and expenses:
  Cost of sales -- products............................      13           8           14           9
  Cost of sales -- service.............................       3           4            3           4
  Research and development.............................      23          25           22          21
  Marketing and sales..................................      34          38           34          40
  General and administrative...........................      21          19           16          12
                                                            ---         ---          ---         ---
          Total cost and expenses......................      94          94           89          86
                                                            ---         ---          ---         ---
Income from operations.................................       6           6           11          14
Other income, net......................................       1          --            1           1
                                                            ---         ---          ---         ---
Income before taxes....................................       7           6           12          15
Income tax expense.....................................       3           1            1           3
                                                            ---         ---          ---         ---
Net income.............................................       4%          5%          11%         12%
                                                            ===         ===          ===         ===

LIQUIDITY AND CAPITAL RESOURCES

     The completion of the initial public offering of common stock in March 1996 and the exercise of the Company's underwriters over-allotment option in April 1996 resulted in net proceeds of $23.3 million which improved the Company's current ratio to 7.9:1 at December 31, 1996 from 1.4:1 at December 31, 1995. Working capital improved to $29.6 million at December 31, 1996 from $1.6 million at December 31, 1995.

     The Company has available borrowing capacity consisting of a $3.0 million line of credit from a commercial bank. As of December 31, 1996, there was no indebtedness outstanding under this facility. The Company believes that current cash and investment balances, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements for at least the next twelve months. The Company currently has no significant capital commitments other than commitments under facility operating leases. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in preliminary discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings. No assurance can be given that additional borrowing capacity will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

     Cash and cash equivalents increased $18.2 million from December 31, 1995 to December 31, 1996 and $1.5 million from December 31, 1994 to December 31, 1995. Net cash of $4.9 million, $1.6 million, and $1.3 million was provided by operations in 1996, 1995 and 1994, respectively. Net income accounted for a substantial portion of the change in cash from operations from 1995 to 1996, and net income, after consideration of the non-cash in-process research and development charge, accounted for a substantial portion of cash from operations in 1995. Purchases of investment securities with the proceeds of the initial public offering and acquisitions of fixed assets accounted for a substantial portion of the cash used in investing activities of $9.9 million in 1996. In 1995, cash provided by investing activities of $21,000 reflected cash acquired in the acquisitions of OrCAD Japan and Massteck, partially offset by the acquisition of fixed assets and intangibles. Acquisitions of fixed assets accounted for a substantial amount of the cash used in investing activities of $180,000 in 1994. Proceeds from the initial public offering accounted for nearly all of the $23.3 million of cash generated from financing activities in 1996. Cash used in financing activities in 1995 of $87,000 reflected payments on capital lease obligations, partially offset by the proceeds from the issuance of common stock. Borrowings and repayments under the Company's line of credit accounted for a substantial portion of the $825,000 used in financing activities in 1994.

     The functional currency of the Company's Japanese subsidiary, OrCAD Japan, is the Japanese yen which must be translated to U.S. dollars for consolidation. Generally, Japanese sales are denominated in the Japanese yen. From December 31, 1995 to December 31, 1996, the U.S. dollar strengthened by approximately 12% against the Japanese yen. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Japanese yen to U.S. dollars for consolidated financial reporting. As such, the Company's business and operating results will be impacted by the effects of future U.S. dollar and Japanese yen currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
OrCAD, Inc.:

     We have audited the accompanying consolidated balance sheets of OrCAD, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OrCAD, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Portland, Oregon
January 27, 1997

                                  ORCAD, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                            ASSETS
Current assets:
  Cash and cash equivalents..............................................  $20,308     $ 2,080
  Short-term investments.................................................    8,964          --
  Trade accounts receivable, net of doubtful accounts and sales return allowances of $637 and $422 at December 31, 1996 and 1995,
     respectively........................................................    3,081       2,641
  Inventory, net.........................................................      504         440
  Royalty receivable.....................................................      193         406
  Other..................................................................      911         595
                                                                           -------     -------
          Total current assets...........................................   33,961       6,162
                                                                           -------     -------
Fixed assets, net........................................................    1,018         967
Purchased software technology, net.......................................      429          12
Goodwill and intangible assets...........................................    2,704       3,156
Other assets.............................................................      138         368
                                                                           -------     -------
                                                                           $38,250     $10,665
                                                                           =======     =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $   484     $   942
  Accrued payroll and related liabilities................................      936         816
  Accrued liabilities....................................................      857       1,411
  Accrued income taxes...................................................      607         104
  Deferred revenue.......................................................    1,432       1,159
  Capital lease obligations, current.....................................       --         119
                                                                           -------     -------
          Total current liabilities......................................    4,316       4,551
                                                                           -------     -------
Stockholders' equity:
  Series A preferred stock, par value $.01; 9,000,000 shares authorized;
     -0- and 8,076,270 issued and outstanding at December 31, 1996 and
     1995................................................................       --          81
  Common stock, par value $.01; 16,000,000 shares authorized; 6,681,902 and 1,782,546 issued and outstanding at December 31, 1996 and
     1995................................................................       67          18
  Additional paid-in capital.............................................   35,992      12,312
  Accumulated deficit....................................................   (2,091)     (6,293)
  Net unrealized gain on investments.....................................        9          --
  Foreign currency translation adjustment................................      (43)         (4)
                                                                           -------     -------
          Total stockholders' equity.....................................   33,934       6,114
                                                                           -------     -------
                                                                           $38,250     $10,665
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1996        1995        1994
                                                                 -------     -------     ------
Revenue:
  Products.....................................................  $17,822     $10,627     $8,020
  Service......................................................    3,085       3,032      1,792
                                                                 -------     -------     ------
Total revenue..................................................   20,907      13,659      9,812
                                                                 -------     -------     ------
Cost and expenses:
  Cost of sales -- products....................................    1,771       1,587      1,713
  Cost of sales -- service.....................................      727         488        387
  Research and development.....................................    4,286       3,561      2,907
  Marketing and sales..........................................    7,079       4,934      3,569
  General and administrative...................................    3,063       1,904      1,363
  In-process research and development..........................       --         971         --
                                                                 -------     -------     ------
Total cost and expenses........................................   16,926      13,445      9,939
                                                                 -------     -------     ------
Income (loss) from operations..................................    3,981         214       (127)
                                                                 -------     -------     ------
Other income (expense):
  Interest.....................................................    1,207          53        (62)
  Other, net...................................................       65          52        218
                                                                 -------     -------     ------
                                                                   1,272         105        156
                                                                 -------     -------     ------
Income before income taxes.....................................    5,253         319         29
Income taxes...................................................    1,051           4         --
                                                                 -------     -------     ------
Net income.....................................................  $ 4,202     $   315     $   29
                                                                 =======     =======     ======
Net income per share...........................................  $   .63     $   .07     $  .01
                                                                 =======     =======     ======
Weighted average number of common and common equivalent shares
  outstanding..................................................    6,618       4,775      4,211
                                                                 =======     =======     ======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                 SERIES A                                                        NET         FOREIGN      TOTAL
                              PREFERRED STOCK    COMMON STOCK     ADDITIONAL                 UNREALIZED     CURRENCY      STOCK-
                              ---------------   ---------------    PAID-IN     ACCUMULATED     GAIN ON     TRANSLATION   HOLDERS'
                              SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     INVESTMENTS   ADJUSTMENTS    EQUITY
                              ------   ------   ------   ------   ----------   -----------   -----------   -----------   --------
Balance, December 31,
  1993......................  8,076     $ 81      574     $  5     $  7,281      $(6,637)         --          $  (2)     $   728
Issuance of common stock
  upon option exercises.....     --       --       73        1           24           --          --             --           25
Foreign currency translation
  adjustment................     --       --       --       --           --           --          --              2            2
Net income..................     --       --       --       --           --           29          --             --           29
                              ------    ----    -----      ---      -------      -------         ---           ----      -------
Balance, December 31,
  1994......................  8,076       81      647        6        7,305       (6,608)         --             --          784
Issuance of common stock
  upon option exercises.....     --       --      199        2           68           --          --             --           70
Issuance of common stock in
  Massteck merger...........     --       --      510        5        1,958           --          --             --        1,963
Issuance of common stock in
  ISJ merger................     --       --      427        5        2,981           --          --             --        2,986
Foreign currency translation
  adjustment................     --       --       --       --           --           --          --             (4)          (4)
Net income..................     --       --       --       --           --          315          --             --          315
                              ------    ----    -----      ---      -------      -------         ---           ----      -------
Balance, December 31,
  1995......................  8,076       81    1,783       18       12,312       (6,293)         --             (4)       6,114
Issuance of common stock
  upon option exercises.....     --       --      195        2           81           --          --             --           83
Issuance of common stock
  under employee stock
  purchase plan.............     --       --       11       --           88           --          --             --           88
Issuance of common stock net
  of offering costs of
  $2,951....................     --       --    2,382       24       23,230           --          --             --       23,254
Issuance of common stock
  upon the exercise of stock
  warrants..................     --       --        4       --           --           --          --             --           --
Issuance of common stock
  upon the conversion of
  preferred stock to common
  stock.....................  (8,076)    (81)   2,307       23           58           --          --             --           --
Net unrealized gain on
  investments                    --       --       --       --           --           --           9             --            9
Tax benefit of OrCAD stock
  option transactions by
  OrCAD employees...........     --       --       --       --          223           --          --             --          223
Foreign currency translation
  adjustment................     --       --       --       --           --           --          --            (39)         (39)
Net income..................     --       --       --       --           --        4,202          --             --        4,202
                              ------    ----    -----      ---      -------      -------         ---           ----      -------
Balance, December 31,
  1995......................     --     $ --    6,682     $ 67     $ 35,992      $(2,091)        $ 9          $ (43)     $33,934
                              ======    ====    =====      ===      =======      =======         ===           ====      =======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                    1996       1995      1994
                                                                  --------    ------    -------
Cash flows from operating activities:
  Net income....................................................  $  4,202    $  315    $    29
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................     1,103       591        442
     Provision for losses on trade accounts receivable..........       220       (47)       183
     Provision for inventory reserves...........................         9       (20)        --
     Deferred income taxes......................................        64        --         --
     Write-off of research and development costs acquired.......        --       971         --
     Gain on sale of investment securities......................        --        --        (70)
     (Gain) loss on disposal of fixed assets....................        23        (2)        15
     Changes in assets and liabilities:
       Trade accounts receivable................................      (703)     (338)      (482)
       Inventory................................................       (84)      (25)        17
       Royalty receivable.......................................       245       133         --
       Other current assets.....................................      (421)     (137)      (110)
       Accounts payable.........................................      (437)      141        207
       Accrued payroll and related liabilities..................       123       359         79
       Accrued liabilities......................................      (500)       70        221
       Deferred revenue.........................................       276      (438)       756
       Accrued income taxes.....................................       740        --         --
                                                                  --------    ------    -------
          Total adjustments.....................................       658     1,258      1,258
                                                                  --------    ------    -------
          Net cash provided by operating activities.............     4,860     1,573      1,287
                                                                  --------    ------    -------
Cash flows from investing activities:
  Cash acquired in mergers......................................        --       503         --
  Acquisition of fixed assets...................................      (658)     (409)      (248)
  Proceeds from sale of fixed assets............................        24        --         --
  Proceeds from maturity and sale of investments................     2,000        --         90
  Acquisition of software technology............................      (300)      (73)        (2)
  Purchase of investment securities.............................   (10,964)       --        (20)
                                                                  --------    ------    -------
          Net cash (used in) provided by investing activities...    (9,898)       21       (180)
                                                                  --------    ------    -------
Cash flows from financing activities:
  Payments on capital leases....................................      (119)     (157)       (97)
  Borrowings under line of credit...............................        --        --      6,047
  Payments on line of credit....................................        --        --     (6,800)
  Issuance of common stock, net.................................    23,425        70         25
                                                                  --------    ------    -------
          Net cash (used in) provided by financing activities...    23,306       (87)      (825)
                                                                  --------    ------    -------
Effects of exchange rate on cash................................       (40)       (9)         2
                                                                  --------    ------    -------
          Net increase in cash and cash equivalents.............    18,228     1,498        284
Cash and cash equivalents at beginning of period................     2,080       582        298
                                                                  --------    ------    -------
Cash and cash equivalents at end of period......................  $ 20,308    $2,080    $   582
                                                                  ========    ======    =======
Supplemental disclosures of cash flow information:
  Interest paid.................................................  $     10    $   26    $    68
                                                                  ========    ======    =======
  Income taxes paid.............................................  $    377    $   --    $    --
                                                                  ========    ======    =======
Non-cash investing and financing activities
  Net assets acquired in mergers................................  $     --    $4,949    $    --
                                                                  ========    ======    =======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     OrCAD develops, markets and supports software products that assist electronics designers in developing field-programmable gate arrays, including complex programmable logic devices, and printed circuit boards. The Company operates primarily in one business segment, comprising the electronic design automation industry.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, OrCAD Europe S.A.R.L. (OrCAD Europe), Massteck Ltd. (Massteck) and Intelligent Systems Japan KK (ISJ) from the date of inception or acquisition. All intercompany balances have been eliminated in consolidation. In December 1995, the Company acquired ISJ in a transaction accounted for as a purchase. In June 1995, the Company acquired Massteck in a transaction accounted for as a purchase. In June 1994, the Company discontinued all operations of its wholly-owned subsidiary, OrCAD Europe.

  Cash and Cash Equivalents

     For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost and consist primarily of money market funds, commercial paper, municipal bonds and municipal auction preferred stock. The carrying amount of cash and cash equivalents approximates fair value.

  Short-Term Investments

     Short-term investments, which consist of short-term debt securities and U.S. Treasury Notes, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

  Inventory

     Inventory consists primarily of packaging materials, diskettes, compact disks, hardware locks, and printed documentation. Inventory is carried at the lower of cost or market determined on a first-in, first-out basis.

  Fixed Assets

     Fixed asset acquisitions are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements and assets under capital leases is calculated using the straight-line method over the shorter of the related lease term or economic life of the leased asset.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. Management believes the credit risk associated with cash, cash equivalents and short-term investments is minimal. The Company sells its products to customers who are primarily designers and manufacturers of electronic components. The Company's accounts receivable are derived primarily from customers located in North America, Europe and

                                  ORCAD, INC.

Japan. Management believes that the risk of credit loss is substantially reduced due to the diversity of its customers and their dispersion across many geographic areas and electronic industries.

  Revenue Recognition

     Revenue primarily includes revenue from software product shipments and revenue from product support agreements. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the maintenance period, generally three months. Deferred revenue on product support agreements that are sold separately from product sales is recognized ratably over the contract period, generally one year. Revenue from customer training, support and other services is recognized as the services are performed.

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

  Purchased Software Technology

     The Company has acquired technologies in connection with certain business combinations and licensing agreements. The cost of such purchased technology is generally amortized using the straight-line method over its estimated useful life. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $92, $77 and $98 respectively.

  Foreign Currency

     The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of the Company's foreign operation are translated into U.S. dollars using exchange rates in effect at the translation date, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. Gains or losses occurring on transactions, which have been insignificant, are included in the consolidated statements of operations as other income (expense). Foreign currency gains (losses) for the years ended December 31, 1996, 1995 and 1994 were $(18), $11, and $(17), respectively.

  Goodwill and Intangible Assets

     Intangible assets of $2,685 and $300, resulting from the acquisition of ISJ, are being amortized on a straight line basis over a ten year life and three year life, respectively, commencing in December 1995. Goodwill of $250, resulting from the acquisition of Massteck, is being amortized on a straight-line basis over a three year life commencing in June 1995. Goodwill and intangible asset amortization was $452, $79, and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax

                                  ORCAD, INC.

bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income Per Share

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares from stock options, warrants, and preferred stock are excluded from the calculation where their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method).

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of short-term investments is based on current market values. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  New Accounting Pronouncements

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". This statement permits a company to choose either a new fair value based method of accounting for its stock-based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The Company has adopted SFAS No. 123 by retaining the APB Opinion 25 method of accounting for stock-based compensation with annual pro forma disclosures of net income and earnings per share.

  Use of Estimates

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made in the accompanying consolidated financial statements for 1994 and 1995 to conform with the 1996 presentation.

(2)  ACQUISITIONS

     In December 1995, the Company issued 426,468 shares of common stock in exchange for all of the outstanding common stock of ISJ. The acquisition has been accounted for as a purchase, and the financial results of ISJ have been included in the accompanying consolidated financial statements since the date of

                                  ORCAD, INC.

acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Intangible assets of $2,685 and $300 represent the estimated fair value of the customer list and assembled workforce acquired from ISJ.

     The fair values of assets and liabilities acquired are presented below:

        Cash................................................................  $  422
        Accounts receivable.................................................     474
        Inventory...........................................................     174
        Deferred tax asset..................................................     146
        Prepaid and other...................................................       6
        Fixed assets........................................................     166
        Other assets........................................................      52
        Intangible assets...................................................   2,985
        Accounts payable....................................................    (366)
        Accrued payroll.....................................................     (60)
        Other accrued liabilities...........................................    (868)
        Accrued income taxes................................................    (102)
        Deferred revenue....................................................     (43)
                                                                              ------
                  Net assets acquired.......................................  $2,986
                                                                              ======

     In June 1995, the Company issued 510,031 shares of common stock and reserved 50,717 common shares for issuance upon exercise of vested common stock options in exchange for all of the outstanding common and preferred stock and vested stock options of Massteck. The acquisition has been accounted for as a purchase, and the financial results of Massteck have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in an in-process research and development charge of $971, because certain acquired technology had not reached technological feasibility. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $250 was recognized as goodwill and is being amortized on a straight-line basis over three years.

     The fair values of assets and liabilities acquired are presented below:

        Cash................................................................  $   81
        Accounts receivable, net............................................     170
        Royalties receivable................................................     780
        Inventory...........................................................      14
        Prepaids and other..................................................      12
        Property and equipment..............................................     103
        Goodwill............................................................     250
        In-process research and development.................................     971
        Accounts payable....................................................     (92)
        Accrued payroll and related liabilities.............................     (84)
        Other accrued liabilities...........................................     (65)
        Deferred revenue....................................................    (127)
        Capital lease obligations...........................................     (50)
                                                                              ------
                  Net assets acquired.......................................  $1,963
                                                                              ======

                                  ORCAD, INC.

(3)  BALANCE SHEET COMPONENTS

  Other Current Assets

     The Company's other current assets include the following:

                                                                        DECEMBER 31,
                                                                        -------------
                                                                        1996     1995
                                                                        ----     ----
        Deferred income taxes.........................................  $ 80     $144
        Income tax receivable.........................................    94       --
        Deferred initial public offering costs........................    --      309
        Prepaid expenses and other....................................   737      142
                                                                        ----     ----
                                                                        $911     $595
                                                                        ====     ====

  Fixed Assets

     The Company's fixed assets include the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Vehicles.................................................  $    48     $    53
        Furniture and fixtures...................................      386         347
        Computer equipment.......................................    1,576       1,263
        Leasehold improvements...................................       49          23
        Software.................................................      688         517
                                                                   -------     -------
                                                                     2,747       2,203
        Less accumulated depreciation and amortization...........   (1,729)     (1,236)
                                                                   -------     -------
                                                                   $ 1,018     $   967
                                                                   =======     =======

     Depreciation and amortization expense was approximately $542, $428 and $344 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Accrued Liabilities

     The Company's accrued liabilities include the following:

                                                                       DECEMBER 31,
                                                                      ---------------
                                                                      1996      1995
                                                                      ----     ------
        Accrued initial public offering costs.......................  $ --     $  365
        Deferred rent...............................................   198        212
        Obligations related to acquisition of ISJ...................    86        515
        Accrued director and officer insurance......................   227         --
        Other.......................................................   346        319
                                                                      ----     ------
                                                                      $857     $1,411
                                                                      ====     ======

                                  ORCAD, INC.

(4)  SHORT-TERM INVESTMENTS

     Certain additional information with respect to the Companys short-term investments at December 31, 1996 is presented below. For the year ended December 31, 1995, the Company did not hold any short-term investments.

                                                              UNREALIZED     UNREALIZED
                                                AMORTIZED      HOLDING        HOLDING        FAIR
                                                  COST           GAIN          (LOSS)       VALUE
                                                ---------     ----------     ----------     ------
    Short-term investments Corporate notes &
      bonds...................................   $ 7,963         $  6           $ (2)       $7,967
      US Government and related agencies......       992            5             --           997
                                                  ------          ---            ---        ------
              Total...........................   $ 8,955         $ 11           $ (2)       $8,964
                                                  ======          ===            ===        ======

     At December 31, 1996, the contractual maturities of available-for-sale short-term investments range from ninety days to less than one year. The Company received proceeds from the maturity or sale of short term investments of $2,000, $0, and $90 for the years ended December 31, 1996, 1995 and 1994, respectively.

(5)  NOTE PAYABLE AND LINE OF CREDIT

     From January 1, 1995, through August 1996, the Company had a Business Loan Agreement with a commercial bank for a $1,500 line of credit to be used for operating needs. On September 5, 1996, the Company entered into a Business Loan Agreement with a commercial bank for a $3,000 line of credit to be used for operating needs. The line of credit bears interest at the bank's prime rate plus
 .50%. The Agreement is secured by all assets of the Company. There were no outstanding borrowings under these agreements at either December 31, 1996 or December 31, 1995.

(6)  TAXES

     Domestic and foreign pre-tax income (loss) is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996      1995     1994
                                                              ------     ----     ----
        Domestic............................................  $5,007     $346     $ 57
        Foreign.............................................     246      (27)     (28)
                                                              ------      ---      ---
                  Total.....................................  $5,253     $319     $ 29
                                                              ======      ===      ===

                                  ORCAD, INC.

     The provision for income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                1996      1995     1994
                                                               ------     ----     ----
        Current:
          Federal............................................  $  306     $ --     $ --
          State..............................................       4       --       --
          Foreign............................................     677        5       --
                                                               ------     ----      ---
                                                                  987        5       --
                                                               ------     ----      ---
        Deferred:
          Federal............................................      --       --       --
          State..............................................                        --
          Foreign............................................      64       (1)      --
                                                               ------     ----      ---
                                                                   64       (1)      --
                                                               ------     ----      ---
                  Total......................................  $1,051     $  4     $ --
                                                               ======     ====      ===

     The actual income tax expense for the years ended December 31, 1996, 1995 and 1994 differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1996      1995      1994
                                                             ------     -----     ----
        Expected income tax expense........................  $1,786     $ 108     $ 10
        State income tax expense...........................     234        61        5
        Increase (decrease) in the valuation allowance for
          deferred tax assets..............................    (749)     (321)     138
        Unrealized benefit of research and experimentation
          tax credit.......................................    (128)      (59)     (99)
        Realized loss on foreign operations................      --        --      (62)
        Goodwill amortization and in-process costs
          attributable to the Massteck acquisition.........     154       347       --
        Net operating losses acquired in the Massteck
          acquisition......................................      --       (68)      --
        Differences between financial and tax reporting for
          common stock option exercises....................    (646)      (71)      --
        Foreign tax rate differential......................     546        --       --
        Foreign sales corporation benefit..................     (67)       --       --
        Other..............................................     (79)        7        8
                                                             ------       ---      ---
        Actual expense.....................................  $1,051     $   4     $ --
                                                             ======       ===      ===

                                  ORCAD, INC.

     The income tax effects of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Deferred tax assets:
          Accounts receivable, due to allowance for doubtful
             accounts............................................  $   174     $    83
          Inventory, due to reserve for obsolescence.............       93          51
          Accrued vacation pay...................................      135         113
          Purchased technology, due to differences in
             amortization........................................       24         277
          In-process research and development, due to
             amortization differences............................       --          84
          Research and experimentation credit carryforwards......      601         336
          Net operating loss carryforwards.......................      549       1,425
          Other..................................................      253         276
                                                                   -------     -------
                  Total gross deferred tax assets................    1,829       2,645
        Less valuation allowance.................................   (1,735)     (2,484)
                                                                   -------     -------
                  Net deferred tax assets........................       94         161
        Deferred tax liabilities:
          Other..................................................       14          17
                                                                   -------     -------
                  Total gross deferred tax liabilities...........       14          17
                                                                   -------     -------
                  Net deferred tax assets........................  $    80     $   144
                                                                   =======     =======

     The valuation allowance for deferred tax assets as of January 1, 1994 was $2,667. The net change in the valuation allowance for the years ended December 31, 1996, 1995 and 1994 was an increase (decrease) of $(749), $(321), and $138, respectively. At the time that tax benefits of the federal net operating loss carryforwards acquired in the Massteck acquisition are recognized, up to $68 of the valuation allowance for deferred tax assets will be applied to reduce goodwill recognized as a result of the acquisition. In addition, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits was applied directly to contributed capital was $223 at December 31, 1996. This amount was attributable to differences between financial and tax reporting for employee stock option exercises.

     As of December 31, 1996, the Company has federal and state net operating loss carryforwards for tax purposes of approximately $1,461 and $1,187, respectively, which expire in 2006 through 2009. In addition, the Company has unused research and experimentation credits of $397, which expire in 2006 through 2011. Such credits can be offset against future federal income taxes after use of the loss carryforwards.

(7)  LEASE COMMITMENTS

     The Company leases office space under various noncancelable operating lease agreements. Lease expense was $370, $382 and $352 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                  ORCAD, INC.

     Future minimum lease payments under noncancelable operating leases are as follows:

                YEAR ENDED DECEMBER 31,                              OPERATING
                ---------------------------------------------------  ---------
                1997...............................................   $   381
                1998...............................................       390
                1999...............................................       409
                2000...............................................       368
                2001...............................................       118
                Thereafter.........................................        --
                                                                       ------
                          Total....................................   $ 1,666
                                                                       ======

(8)  FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

     The Company's subsidiary in Japan accounted for $4,332 and $361 of total revenue and had net losses of $51 and $27 for the years ended December 31, 1996 and 1995, respectively. Identifiable assets of this subsidiary were $922 and $1,277 at December 31, 1996 and 1995, respectively. The Company's European subsidiary accounted for $141 of total revenue and had $28 of operating losses for the year ended December 31, 1994. Identifiable assets of this subsidiary were insignificant.

     Revenue by geographical area is provided below:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1996        1995        1994
                                                         -------     -------     ------
        United States..................................  $11,638     $ 9,045     $5,853
        Canada.........................................    1,081         484         98
                                                         -------     -------     ------
                  Total North America..................   12,719       9,529      5,951
                                                         -------     -------     ------
        Europe.........................................    3,048       2,121      2,574
        Japan..........................................    4,332       1,102        782
        Other international............................      808         907        505
                                                         -------     -------     ------
                                                         $20,907     $13,659     $9,812
                                                         =======     =======     ======

(9)  STOCKHOLDERS' EQUITY

  Common Stock

     Effective December 15, 1995, the Company's stockholders authorized a .2857 for 1 reverse common stock split. All share and per share data have been retroactively restated to give effect to this reverse stock split.

     Also on December 15, 1995, the Company's stockholders approved an increase in the number of common shares authorized for issuance from 15,000,000 to 16,000,000.

     On March 1, 1996, the Company completed a public offering of 3,200,0000 shares of common stock which generated net proceeds of approximately $19,400 after deducting applicable issuance costs and expenses. On April 4, 1996, the Company's underwriters exercised their over-allotment option resulting in the issuance of an additional 382,299 shares of common stock which generated net proceeds of approximately $3,900 after deducting applicable issuance costs and expenses.

                                  ORCAD, INC.

  Preferred Stock

     In connection with the completion of the Company s initial public offering in March 1996, all of the outstanding Series A preferred stock was automatically converted into 2,307,397 shares of the Company's common stock.

  Reserved Common Stock

     At December 31, 1996, the Company had 2,997,009 shares of common stock reserved for future issuance under all stock option plans.

(10)  STOCK OPTION PLANS

  1995 Stock Incentive Plan

     Under the 1995 Stock Incentive Plan, the Company may sell shares of common stock and grant either incentive stock options or nonqualified stock options to certain employees and consultants at the discretion of the Board of Directors. The Company has reserved 2,000,000 shares of common stock which may be optioned and/or sold under the 1995 Incentive Plan. The 1995 Incentive Plan provides that
(i) the exercise price of an incentive stock option must be no less than the fair market value of the Company's common stock at the date of grant, (ii) the exercise price of a nonqualified stock option must be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value, all as determined by the Board of Directors. The Board of Directors has the authority to set expiration dates no longer than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options are generally canceled no more than 90 days after termination of employment and become available for grant under the 1995 Incentive Plan. There were 88,427 options granted, 312 options exercised, and 422 options forfeited under the 1995 Incentive Plan during 1996.

  1995 Stock Option Plan

     Under the 1995 Stock Option Plan ("1995 Stock Option Plan"), the Company may grant incentive stock options or nonqualified stock options up to a maximum of 51,699 shares of common stock to directors, officers, employees and consultants. Nonqualified stock options must be granted at not less than 85% of the fair market value, and incentive stock options must be granted at not less than the fair market value, at the date of grant. The exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value at the date of grant. The Board of Directors has authority to set expiration dates no longer than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. There were no options granted or forfeited and 17,049 options exercised under the 1995 Incentive Plan during 1996.

  1995 Stock Option Plan for Nonemployee Directors

     Under the 1995 Stock Option Plan for Nonemployee Directors, the Company may grant non-qualified stock options up to a maximum of 500,000 shares of common stock. The exercise price of options granted under the Plan may not be less than the fair market value of common stock on the date of grant. All options granted under the Plan will be non-qualified and expire ten years from the date of grant. Shares that are associated with options that are forfeited or terminated will again be available for grant. There were 20,000 options granted under the 1995 Stock Option Plan for Nonemployee Directors during 1996.

                                  ORCAD, INC.

  1991 Non-Qualified Stock Option Plan

     Under the 1991 Non-Qualified Stock Option Plan, the Company may grant non-qualified stock options up to a maximum of 962,238 shares of common stock. Options may be granted at the Board of Directors' discretion at not less than 85% of the fair market value of the common stock at the date of such grant. Options shall expire on the date specified by the Board of Directors but this date shall in no event exceed ten years from the date of grant. There were 20,000 options granted, 172,771 options exercised, and 9,505 options forfeited under the 1991 Non-Qualified Stock Option Plan during 1996.

     Stock option activity under the foregoing plans is summarized as follows:

                                                                              WEIGHTED-
                                                                  SHARES       AVERAGE
                                                                  UNDER       EXERCISE
                                                                  OPTION        PRICE
                                                                 --------     ---------
        Outstanding at December 31, 1993.......................   728,591      $   .35
          Granted..............................................   156,310          .35
          Exercised............................................   (73,224)         .35
          Canceled.............................................  (192,489)         .35
                                                                 --------
        Outstanding at December 31, 1994.......................   619,188          .35
          Granted..............................................   276,217         2.87
          Exercised............................................  (199,202)         .35
          Canceled.............................................   (14,646)         .35
                                                                 --------
        Outstanding at December 31, 1995.......................   681,557         1.36
                                                                 --------
          Granted..............................................   128,427        11.70
          Exercised............................................  (194,828)         .42
          Canceled.............................................    (9,927)        1.94
                                                                 --------
        Outstanding at December 31, 1996.......................   605,229      $  3.86
                                                                 ========

     The weighted-average fair value of options granted during 1996 and 1995 was $6.78 and $1.08, respectively.

     At December 31, 1996 the Company had four stock-based compensation plans, which are described above and an employee stock purchase plan which is discussed in note 11. The Company applies APB No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants and purchase rights in 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility of 49% and 0%; risk-free interest rate ranged from of 5.3% to 6.4% in 1996 and from 5.3% to 6.7% in 1995 for all plans; and expected lives of five years and five years for all Plans except the 1995 Stock Option Plan and the 1996 Employee Stock Purchase Plan options, 2 years and 2 years for the 1995 Stock Option Plan and .5 years and .5 years for the 1996 Employee Stock Purchase Plan. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions

                                  ORCAD, INC.

detailed above, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995, would have been reduced to the following pro forma amounts:

                                                                       1996      1995
                                                                      ------     ----
        Net income:
          As reported...............................................  $4,202     $315
          Pro forma.................................................  $3,772     $288
        Net Income per common share:
          As reported...............................................  $  .63     $.07
          Pro forma.................................................  $  .58     $.06

     The resulting pro forma compensation costs may not be representative of that expected in future years.

     The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                ----------------------------                   --------------------------
                   NUMBER         WEIGHTED-                       NUMBER
                OUTSTANDING        AVERAGE       WEIGHTED-     EXERCISABLE      WEIGHTED-
  RANGE OF           AT           REMAINING       AVERAGE           AT           AVERAGE
  EXERCISE      DECEMBER 31,     CONTRACTUAL     EXERCISE      DECEMBER 31,     EXERCISE
   PRICES           1996            LIFE           PRICE           1996           PRICE
-------------   ------------     -----------     ---------     ------------     ---------
$      .35         304,816        6.8 years       $   .35         214,479        $   .35
       .88           1,193        8.7 years           .88             299            .88
      3.50         141,836        8.8 years          3.50          38,640           3.50
 7.88 - 11.00      111,869        9.3 years          9.15          19,613           8.73
    15.50           45,515        9.5 years         15.50          23,222          15.50
$ .35 - 15.50      605,229        7.9 years       $  3.86         296,253        $  2.50

(11)  EMPLOYEE BENEFIT PLANS

  401(k) Plan

     The Company has a 401(k) retirement savings plan covering substantially all employees, excluding employees of OrCAD Japan. Contributions to the plan were matched at the discretion of the Board of Directors. The matching contributions amounted to $151, $41 and $2 for 1996, 1995 and 1994, respectively.

  1996 Employee Stock Purchase Plan

     Under the 1996 Employee Stock Purchase Plan, which became effective May 1, 1996, eligible employees of the company are permitted to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period, whichever is lower. No employee is entitled to purchase shares of common stock having a value (determined on the first day of the offering period) of more than $25,000 in any calendar year. The Company has reserved 200,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan. During 1996, there were 10,686 shares issued under the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included under the captions "Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its annual meeting of stockholders to be held June 19, 1997 and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the caption "Executive Compensation" in the Company's Proxy Statement for its annual meeting of stockholders to be held June 19, 1997 and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Stock Owned by Management and Principal Stockholders" in the Company's Proxy Statement for its annual meeting of stockholders to be held June 19, 1997 and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its annual meeting of stockholders to be held June 19, 1997 and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. (1) Financial Statements

     The following financial statements are set forth in Item 8 of this Annual
Report:

        Report of Independent Auditors....................................
        Consolidated Balance Sheets, December 31, 1996 and 1995...........
        Consolidated Statements of Operations, Years Ended December 31,
          1996, 1995 and 1994.............................................
        Consolidated Statements of Stockholders Equity, Years Ended
          December 31, 1996, 1995 and 1994................................
        Consolidated Statement of Cash Flows, Years Ended December 31,
          1996, 1995 and 1994.............................................
        Notes to Consolidated Financial Statements........................

A. (2) Financial Statement Schedules

                                                                        FORM 10-KSB
                                                                         PAGE NO.
                                                                        -----------
        (a) II -- Valuation and Qualifying Accounts...................       S-1
        (b) Report of Independent Auditors............................       S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

   3.4  Restated Certificate of Incorporation of OrCAD, Inc.*
   3.5  Restated Bylaws of OrCAD, Inc.*
   4.6  Rights Agreement dated September 18, 1992*
   4.7  Restricted Stock and Registration Rights Agreement dated May 30, 1995*
   4.8  Piggyback Registration Rights Agreement dated December 1, 1995*
  10.9  Form of Indemnity Agreement between OrCAD, Inc. and each of its executive officers and directors*
 10.10  1991 Non-Qualified Stock Option Plan*
 10.11  1995 Stock Option Plan*
 10.12  1995 Stock Option Plan for Nonemployee Directors*
 10.13  1995 Stock Incentive Plan*
 10.14  Stock Exchange Agreement dated December 2, 1995 by and among OrCAD, Inc., Intelligent
        Systems Corporation, Stuart A. Harrington, Michael A. Burton, J. Leland Strang,
        Bonnie L. Herron, Francis A. Marks and Takeo Maruichi.*
 10.15  Agreement and Plan of Reorganization dated as of May 10, 1995, by and among OrCAD,
        Inc. OM Merger, Inc. and Massteck Ltd.*
 10.16  Lease between Pen Nom I Corp. and OrCAD, Inc. dated May 21, 1993*
 10.17  Lease Agreement dated as of January 31, 1995 by and between Kurian Limited
        Partnership and Massteck Ltd.*
 10.18  1996 Employee Stock Purchase Plan*
  11.0  Statement regarding earnings per share computation
  21.0  Subsidiaries of the Registrant*
  23.1  Consent of KPMG Peat Marwick LLP
  27.1  Financial Data Schedule

---------------
* Incorporated by reference to Exhibits of the Company's Registration Statement on Form SB-2 as amended, effective March 1, 1996 (Commission Registration No. 333-00198-LA).

     (b) No reports on Form 8-K have been filed by the Registrant during the fourth quarter of calendar 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OrCAD, Inc.

Dated March 28, 1997

                                          By /s/ MICHAEL F. BOSWORTH

                                            ------------------------------------
                                            Michael F. Bosworth
                                            Chairman of the Board and
                                            Chief Executive Officer and
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                   DATE
-----------------------------------    -------------------------    ---------------
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

      /s/ MICHAEL F. BOSWORTH          Chairman of the Board         March 28, 1997
-----------------------------------    Chief Executive Officer
        Michael F. Bosworth            and President

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

        /s/ P. DAVID BUNDY             Vice-President and Chief      March 28, 1997
-----------------------------------    Financial Officer
          P. David Bundy

DIRECTORS:

      /s/ STEPHEN W. DIRECTOR          Director                      March 28, 1997
-----------------------------------
        Stephen W. Director

      /s/ RICHARD P. MAGNUSON          Director                      March 28, 1997
-----------------------------------
        Richard P. Magnuson

         /s/ JAMES B. MOON             Director                      March 28, 1997
-----------------------------------
           James B. Moon

        /s/ JOHN C. SAVAGE             Director                      March 28, 1997
-----------------------------------
          John C. Savage

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS                            OTHER
                                           ------------------------     CHARGED       CHANGES
                                           BALANCE AT    CHARGED TO     TO OTHER        ADD        BALANCE AT
                                           BEGINNING     COSTS AND      ACCOUNTS      (DEDUCT)       END OF
YEAR              DESCRIPTION               OF YEAR       EXPENSES     (DESCRIBE)    (DESCRIBE)       YEAR
-----  ----------------------------------  ----------    ----------    ----------    ----------    ----------
 1996  Allowance for doubtful accounts
       and sales returns.................     $422          $921             --        $ (706)(a)     $637
       Allowance for obsolete
       inventory.........................       40            50             --           (41)(b)       49
 1995  Allowance for doubtful accounts
       and sales returns.................      338           564            131(c)       (611)(a)      422
       Allowance for obsolete
       inventory.........................       60            51             --           (71)(b)       40
 1994  Allowance for doubtful accounts
       and sales returns.................      155           447             --          (264)(a)      338
       Allowance for obsolete
       inventory.........................       60            40             --           (40)(b)       60

---------------
(a) Write-off of accounts receivable against allowance account.

(b) Write-off of obsolete inventory.

(c) Addition to allowance for doubtful accounts as part of acquisitions.

                          INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders
  OrCAD, Inc.

     Under date of January 27, 1997, we reported on the consolidated balance sheets of OrCAD, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-KSB for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KMPG PEAT MARWICK LLP

Portland, Oregon
January 27, 1997