Form 10QSB
period 1997-03-31
ORCAD INC
filed 1997-05-14
CIK 881411

                                                   Total Number of Pages is 13
                                                                  Page 1 of 13






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1997
                         Commission File Number 0-27692

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

                                   Yes  X         No
                                      ---- -------

            On March 31, 1997, 6,689,468 shares of the registrant's common stock were issued and outstanding.

                                   OrCAD, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE NO.
--------------------------------------------   ---------------------------------

Item 1.    Financial Statements

              Consolidated Balance Sheets - March 31, 1997
              and December 31, 1996                                           3

              Consolidated Statements of Operations -- Three months
              ended March 31, 1997 and 1996                                   4

              Consolidated Statements of Cash Flows -- Three months
              ended March 31, 1997 and 1996                                   5

           Notes to consolidated financial statements                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8



PART II.   OTHER INFORMATION
--------------------------------------------   ---------------------------------

Item 2.    Changes in Securities                                             12

Item 6.    Exhibits and Reports on Form 8-K                                  12

           SIGNATURES                                                        13

                                  OrCAD, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                        March 31,
                                                                                         1997           December 31,
                                                                                      (Unaudited)          1996
                                                                              --------------------    --------------------

Assets
Current assets:
      Cash and cash equivalents                                                       $ 20,628          $ 20,308
      Short-term investments                                                             8,900             8,964
      Trade accounts receivable, net of doubtful accounts
          and sales return allowances of $612 and $637                                   3,717             3,081
      Inventory, net                                                                       429               504
      Royalty receivable                                                                   122               193
      Other                                                                                917               911
                                                                                      --------          --------
           Total current assets                                                         34,713            33,961
                                                                                      --------          --------


Fixed assets, net                                                                        1,652             1,018
Purchased software technology, net                                                         385               429
Goodwill and intangible assets, net                                                      2,591             2,704
Other assets                                                                               133               138
                                                                                      ========          ========
           Total assets                                                               $ 39,474          $ 38,250
                                                                                      ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                $    538          $    484
      Accrued payroll and related liabilities                                              912               936
      Accrued liabilities                                                                  839               857
      Accrued income taxes                                                               1,042               607
      Deferred revenue                                                                   1,325             1,432
                                                                                      --------          --------
           Total current liabilities                                                     4,656             4,316
                                                                                      --------          --------
Shareholders' equity:
      Preferred stock                                                                       --                --
      Common stock                                                                          67                67
      Additional paid-in capital                                                        35,996            35,992
      Accumulated deficit                                                               (1,180)           (2,091)
      Net unrealized gain on investments                                                     2                 9
      Foreign currency translation adjustment                                              (67)              (43)
                                                                                      --------          --------
           Total shareholders' equity                                                   34,818            33,934
                                                                                      --------          --------
           Total liabilities and shareholders' equity                                 $ 39,474          $ 38,250
                                                                                      ========          ========

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                      Three Months Ended
                                                                         --------------------------------------------
                                                                           March 31,                      March 31,
                                                                            1997                            1996
                                                                         --------------------     -------------------
Revenue:
      Product Revenue                                                     $ 4,967                        $ 4,248
      Service Revenue                                                         935                            677
                                                                          -------                        -------
           Total revenue                                                    5,902                          4,925
Cost and expenses:
      Cost of revenue -- product                                              615                            447
      Cost of revenue -- service                                              171                            165
      Research and development                                              1,284                          1,005
      Marketing and sales                                                   2,032                          1,695
      General and administrative                                              765                            756
                                                                          -------                        -------
           Total cost and expenses                                          4,867                          4,068
                                                                          -------                        -------
Income from operations                                                      1,035                            857
                                                                          -------                        -------
Other income (expense):
      Interest income                                                         370                             86
      Other, net                                                               (3)                            24
                                                                          -------                        -------
                                                                              367                            110
                                                                          -------                        -------
Income before income taxes                                                  1,402                            967
      Income taxes                                                            491                            184
                                                                           ------                        -------
Net income                                                                $   911                        $   783
                                                                          =======                        =======
Net income per share                                                      $  0.13                        $  0.14
                                                                          =======                        =======
Weighted average common and common
      equivalent shares outstanding                                         6,950                          5,414
                                                                          =======                        =======

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                                         Three Months Ended
                                                                            --------------------------------------------
                                                                                 March 31,               March 31,
                                                                                   1997                    1996
                                                                            --------------------    --------------------

Cash flows from operating activities:
      Net income                                                              $    911                 $    783
      Adjustments to reconcile net income to
       net cash provided by operating activities:
               Depreciation and amortization                                       316                      256
               Provision for losses on trade accounts receivable                    (1)                     159
               Provision for inventory reserves                                     10                        5
               Deferred income taxes                                                 2                      111
               Changes in assets and liabilities:
                    Trade accounts receivable                                     (665)                    (107)
                    Inventory                                                       59                       57
                    Royalty receivable                                              71                       46
                    Other current assets                                           (19)                      44
                    Accounts payable                                                68                      165
                    Accrued payroll and related liabilities                        (22)                      10
                    Accrued liabilities                                             (3)                    (131)
                    Accrued income taxes                                           444                      102
                    Deferred revenue                                              (104)                    (124)
                                                                              --------                 --------
                       Total adjustments                                           156                      593
                                                                              --------                 --------
           Net cash provided by operating activities                             1,067                    1,376
                                                                              --------                 --------

Cash flows from investing activities:
      Acquisition of fixed assets                                                 (795)                    (260)
      Proceeds from maturity (purchase) of investments, net                         56                   (3,991)
                                                                               --------                --------
           Net cash used in investing activities                                  (739)                  (4,251)

Cash flows from financing activities:
      Payments on capital leases                                                    --                      (33)
      Issuance of common stock, net                                                  4                   19,399
                                                                              --------                 --------
           Net cash provided by financing activities                                 4                   19,366
                                                                              --------                 --------

           Effects of exchange rate on cash                                        (12)                     (13)
                                                                              --------                 --------

               Net increase in cash and cash equivalents                           320                   16,478

Cash and cash equivalents at the beginning of period                            20,308                    2,080
                                                                              --------                 --------

Cash and cash equivalents at the end of period                                $ 20,628                 $ 18,558
                                                                              ========                 ========

Supplemental Disclosures of Cash Flow Information:
      Income taxes paid                                                       $     45                 $     --
      Noncash investing activities
           Exchange of royalty receivable for
              software technology                                             $     --                 $    210

See notes to Consolidated Financial Statements.

                                  OrCAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share amounts)
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, as included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2.       Net Income Per Common and Common Equivalent Share
         -------------------------------------------------
         Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.

3.       Use of Estimates
         ----------------
         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

4.       Revenue Recognition
         -------------------
         Revenue primarily includes revenue from software product shipments and revenue from training related services and extended support agreements. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the maintenance period, generally three months to one year. Revenue from customer training, support and other services is recognized as services are performed.

5.       Software Development Costs
         --------------------------
         Under Statement of Financial Accounting Standards No. 86 (SFAS 86), software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release, and accordingly no costs have been capitalized.

6.       Income Taxes
         ------------
         The provision for income taxes has been recorded based on the Company's current estimate of the Company's annual effective tax rate. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the utilization of net operating loss carryforwards, the utilization of research and experimentation tax credits, and the benefit of the Company's foreign sales corporation.

7.       Reclassifications
         -----------------
         Certain reclassifications have been made to prior periods data to conform with the March 31, 1997 presentation.

8.       Cash Equivalents and Short-Term Investments
         -------------------------------------------
         Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost and consist primarily of money market funds, commercial paper, municipal bonds and municipal auction preferred stock. The carrying amount approximates fair value due to the short-term nature of these investments. Those instruments with original maturities greater than three months and less than one year from the balance sheet date are considered to be short-term investments. Short-term investments, which primarily consist of debt securities and U.S. Treasury Notes, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         OrCAD develops, markets, and supports software products that assist electronics designers in developing field-programmable gate arrays, including complex programmable logic devices, and printed circuit boards. The Company operates primarily in one business segement, comprising the elecronic design automation industry.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Massteck Ltd. and OrCAD Japan KK, from the dates of acquisition. All intercompany balances have been eliminated in consolidation.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

TOTAL REVENUES

         The Company derives revenue from the licensing of its software products and from the provision of maintenance and training services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from extended support agreements that provide customers access to product enhancements, technical support, bulletin board services and a subscription to OrCAD Design Desktop Quarterly, a newsletter produced by the Company. Revenue from each extended support agreement is deferred and recognized ratably over the term of the support agreement. Revenue from customer training is recognized as services are performed.

         Total revenue increased 20% from $4.9 million in the first quarter of 1996 to $5.9 million in the first quarter of 1997. The increase in total revenue was due to growth in both product revenue and service revenue. As a percentage of total revenue, product revenue decreased from 86% in the first quarter of 1996 to 84% in the first quarter of 1997. Conversely, service revenue increased as a percentage of total revenue from 14% in the first quarter of 1996 to 16% in the first quarter of 1997.

         Product revenue increased 17% from $4.2 million in the first quarter of 1996 to $5.0 million in the first quarter of 1997. The increase in product revenue was primarily attributable to first customer shipments of OrCAD Express and Capture Enterprise Edition and strong sales of Capture in the first quarter of 1997.

         Service revenue increased 38% from $677,000 in the first quarter of 1996 to $935,000 in the first quarter of 1997. The increase in service revenue from the first quarter of 1996 to the first quarter of 1997 was primarily attributable to increased sales of customer training and extended support agreements.

         Total North American revenue increased 43% from $2.8 million in the first quarter of 1996 to $3.9 million in the first quarter of 1997. Total revenue generated outside of North America decreased 10% from $2.2 million in the first quarter of 1996 to $2.0 million in the first quarter of 1997. As a percentage of the Company's total revenue, North American revenue increased from 56% in the first quarter of 1996 to 67% in the first quarter of 1997. The increase in the proportion of revenue generated in North America was principally attributable to first customer shipments of OrCAD Express and Capture Enterprise Edition. Conversely, the decrease in the proportion of revenue generated outside of North America was due in part to the typical slower initial adoption rate of new products in Europe and Asia.

COST OF REVENUE


         The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue increased 38% from $447,000 in the first quarter of 1996 to $615,000 in the first quarter of 1997. The increase was primarily attributable to an increased level of product sales, increased royalty costs associated with Capture Enterprise Edition, and non-recurring commissions payable to a North American reseller. As a percentage of product revenue, cost of product revenue increased from 11% in the first quarter of 1996 to 12% in the first quarter of 1997. This increase was primarily the result of the associated royalty costs for Capture Enterprise Edition and commissions payable to a North American reseller.

         The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue increased 4% from $165,000 in the first quarter of 1996 to $171,000 in the first quarter of 1997. This increase was primarily attributable to increased training services and personnel costs relating to technical support, including costs associated with increased headcount and compensation expenses as a result of increased product, upgrade, and extended support agreement sales. As a percentage of service revenue, the cost of service revenue decreased from 24% in the first quarter of 1996 to 18% in the first quarter of 1997. This decrease reflects the absorption of a relatively small increase in cost of service revenue in the first quarter of 1997 as compared to the first quarter of 1996 over a higher service revenue base.


RESEARCH AND DEVELOPMENT

         Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 28% from $1.0 million in the first quarter of 1996 to $1.3 million in the first quarter of 1997. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount, recruiting, relocation and the engagement of contract engineers. As a percentage of total revenue, research and development expenses increased from 20% in the first quarter of 1996 to 22% in the first quarter of 1997. The Company expects research and development expenses to continue to increase in absolute terms.


MARKETING AND SALES

         Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 20% from $1.7 million in the first quarter of 1996 to $2.0 million in the first quarter of 1997. The increase was principally attributable to increased compensation expenses related to growth in the direct telesales organization, increased headcount for marketing personnel, and increased promotional expenses primarily associated with two new product offerings during the quarter. As a percentage of total revenue, marketing and sales expenses remained constant at 34% from the first quarter of 1996 to the first quarter of 1997. The Company expects marketing and sales expenses to continue to increase in absolute terms.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses increased 1% from $756,000 in the first quarter of 1996 to $765,000 in the first quarter of 1997. As a percentage of total revenue, general and administrative expenses decreased from 15% in the first quarter of 1996 to 13% in the first quarter of 1997.

OTHER INCOME, NET

         Other income increased to $367,000 in the first quarter of 1997, as compared to $110,000 in the first quarter of 1996. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and short-term investment balances resulting from the proceeds of the Company's initial public offering completed in March 1996.

INCOME TAX EXPENSE

         The effective tax rate for the first quarter of 1997 was 35.0%, which differs from the combined federal and state statutory rate of approximately 38.5% because of the utilization of net operating loss carryforwards, the utilization of research and experimentation tax credits, and the benefit of the Company's foreign sales corporation. Income tax expense for the first quarter of 1997 was $491,000 as compared to $184,000 for the first quarter of 1996. The increase in income tax expense is due to higher income before income taxes and a higher estimated effective tax rate in the first quarter of 1997 as compared to the same period in 1996. The increase in the estimated effective tax rate in the first quarter of 1997 is primarily due to the utilization of net operating loss carryforwards in 1996.

ACQUISITIONS

         In April 1997, the Company acquired certain technology and sales personnel from TEAM Corporation for approximately $2.0 million. The cost of the acquisition is being allocated on the basis of the fair value of the assets acquired. This allocation is expected to result in a charge for in-process research and development of approximately $1.8 million in the second quarter of 1997. The charge for in-process research and development will result from allocating a portion of the acquisition cost to TEAM's in-process product development that has not reached technological feasibility. In addition, there are certain contingent amounts payable annually over the next three years based on the achievement of specific revenue milestones.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash and cash equivalents were $20.6 million at March 31, 1997 as compared to $20.3 million at December 31, 1996. Cash provided by operations was $1.1 million for the first quarter of 1997 as compared to $1.4 million for the first quarter of 1996. The decrease in cash provided by operations from the first quarter of 1996 to the first quarter of 1997 was primarily due to an increase in trade accounts receivable. Cash used in investing activities was $739,000 for the first quarter of 1997 as compared to $4.3 million for the first quarter of 1996. Purchases of investment securities with the proceeds of the initial public offering in March 1996 accounted for a substantial portion of cash used in investing activities in the first quarter of 1996. Cash used in investing activities in the first quarter of 1997 was primarily comprised of acquisitions of fixed assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

         The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of this Statement.


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

         A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a certain portion of the Company's expenses varies with its revenue.

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

         During the first quarter of 1997, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 7,566 shares of Common Stock were issued at exercise prices ranging from $.35 to $3.50. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  27.1 Financial Data Schedule

         (b) No reports were filed on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OrCAD, Inc.



             Dated: May 14, 1997   P. David Bundy
                                   --------------

                                   Vice President, Finance and Secretary
                                   (Principal Financial and Accounting Officer)