Form 10QSB
period 1997-06-30
ORCAD INC
filed 1997-08-14
CIK 881411

                                                     TOTAL NUMBER OF PAGES IS 19
                                                                    Page 1 of 19





                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997
                         Commission File Number 0-27692

                                  OrCAD, INC.
                                  (Registrant)

                     Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 93-1062832

                  9300 S.W. Nimbus Avenue, Beaverton, OR  97008

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


     On June 30, 1997, 6,737,301 shares of the registrant's common stock were issued and outstanding.

                                  OrCAD, INC.

                                     INDEX

PART I.         FINANCIAL INFORMATION                                                 PAGE NO.
----------------------------------------------------------------------------------------------
Item 1.         Financial Statements

                      Consolidated Balance Sheets  June 30, 1997
                      and December 31, 1996                                           3

                      Consolidated Statements of Operations -- Three months
                      and six months ended June 30, 1997 and 1996                     4

                      Consolidated Statements of Cash Flows -- Six months
                      ended June 30, 1997 and 1996                                    5

                Notes to consolidated financial statements                            6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   8



PART II.        OTHER INFORMATION
----------------------------------------------------------------------------------------------

Item 2.         CHANGES IN SECURITIES                                                16

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS                      17

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K                                     18

                SIGNATURES                                                           19

                                  OrCAD, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30,
                                                                    1997                December 31,
                                                                (Unaudited)                 1996
                                                                -----------             ------------
Assets
Current assets:
      Cash and cash equivalents                                     $22,602                  $20,308
      Short-term investments                                          5,157                    8,964
      Trade accounts receivable, net of doubtful accounts
          and sales return allowances of $652 and $637                4,604                    3,081
      Inventory, net                                                    440                      504
      Royalty receivable                                                 49                      193
      Deferred taxes                                                     78                       79
      Other                                                           1,042                      832
                                                                    -------                  -------
           Total current assets                                      33,972                   33,961
                                                                    -------                  -------


Fixed assets                                                          3,896                    2,747
      Less accumulated depreciation                                   2,060                    1,729
                                                                    -------                  -------
                                                                      1,836                    1,018
                                                                    -------                  -------

Purchased software technology, net                                      585                      429
Goodwill and intangible assets, net                                   2,632                    2,704
Other assets                                                            133                      138
                                                                    =======                  =======
           Total assets                                             $39,158                  $38,250
                                                                    =======                  =======

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                              $   705                  $   484
      Accrued payroll and related liabilities                         1,237                      936
      Accrued liabilities                                               950                      857
      Accrued income taxes                                              228                      607
      Deferred revenue                                                1,547                    1,432
                                                                    -------                  -------
           Total liabilities                                          4,667                    4,316
                                                                    -------                  -------
Shareholders' equity:
      Preferred stock                                                    --                       --
      Common stock                                                       67                       67
      Additional paid-in capital                                     36,093                   35,992
      Accumulated deficit                                            (1,637)                  (2,091)
      Unrealized gain on investments                                      5                        9
      Foreign currency translation adjustment                           (37)                     (43)
                                                                    -------                  -------
           Total shareholders' equity                                34,491                   33,934
                                                                    -------                  -------
           Total liabilities and shareholders' equity               $39,158                  $38,250
                                                                    =======                  =======

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                  -----------------------------------------------------
                                                  June 30,       June 30,       June 30,       June 30,
                                                    1997           1996           1997           1996
                                                  --------       --------       --------       --------
Revenue:
      Product Revenue                              $ 5,846         $4,579        $10,813        $ 8,827
      Service Revenue                                1,157            730          2,092          1,407
                                                   -------         ------        -------        -------
           Total revenue                             7,003          5,309         12,905         10,234
Cost and expenses:
      Cost of revenue -- product                       786            395          1,401            842
      Cost of revenue -- service                       175            192            346            357
      Research and development                       1,385          1,150          2,669          2,155
      Marketing and sales                            2,799          1,813          4,831          3,508
      General and administrative                       750            741          1,515          1,497
      In-process research and development            2,203             --          2,203             --
                                                   -------         ------        -------        -------
           Total cost and expenses                   8,098          4,291         12,965          8,359
                                                   -------         ------        -------        -------
Income (loss) from operations                       (1,095)         1,018            (60)         1,875
                                                   -------         ------        -------        -------
Other income:
      Interest                                         367            353            737            439
      Other, net                                        24             14             21             38
                                                   -------         ------        -------        -------
                                                       391            367            758            477
                                                   -------         ------        -------        -------
Income (loss) before income taxes                     (704)         1,385            698          2,352
      Income tax expense (benefit)                    (247)           310            244            494
                                                   -------         ------        -------        -------
Net income (loss)                                  $  (457)        $1,075        $   454        $ 1,858
                                                   =======         ======        =======        =======
Net income (loss) per share                        $ (0.07)        $ 0.15        $  0.07        $  0.30
                                                   =======         ======        =======        =======
Weighted average common and common
      equivalent shares outstanding                  6,727          6,985          6,961          6,112
                                                   =======         ======        =======        =======

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                         Six-months Ended
                                                                                     ------------------------
                                                                                     June 30,        June 30,
                                                                                       1997            1996
                                                                                     --------        --------
Cash flows from operating activities:
      Net income                                                                     $   454          $ 1,858
      Adjustments to reconcile net income to
       net cash provided by operating activities:
               Depreciation and amortization                                             668              528
               Provision for losses on trade accounts receivable                          92              242
               Provision for inventory reserves                                           27               11
               Deferred income taxes                                                       2              138
               Write-off of research and development costs acquired                    2,203               --
               Changes in assets and liabilities:
                    Trade accounts receivable                                         (1,520)            (214)
                    Inventory                                                             37              (84)
                    Royalty receivable                                                   143              115
                    Lease receivable                                                       3               --
                    Other, net                                                          (216)            (219)
                    Accounts payable                                                      98             (122)
                    Accrued payroll and related liabilities                              300               30
                    Accrued liabilities                                                  122             (143)
                    Deferred revenue                                                     114             (126)
                    Accrued income taxes                                                (380)             228
                                                                                     -------          -------
                          Total adjustments                                            1,693              384
                                                                                     -------          -------
           Net cash provided by operating activities                                   2,147            2,242
                                                                                     -------          -------
Cash flows from investing activities:
      Acquisition of fixed assets                                                     (1,146)            (381)
      Acquisition of software technology                                              (2,450)              --
      Intangible assets acquired                                                        (165)              --
      Proceeds from maturity (purchase) of investments, net                            3,803           (7,965)
                                                                                     -------          -------
               Net cash provided by (used in) investing activities                        42           (8,346)
Cash flows from financing activities:
      Payments on capital leases                                                          --              (76)
      Issuance of common stock, net                                                      101           23,285
                                                                                     -------          -------
               Net cash provided by financing activities                                 101           23,209
                                                                                     -------          -------
               Effects of exchange rate on cash                                            4              (23)
                                                                                     -------          -------
                    Net increase in cash and cash equivalents                          2,294           17,082

Cash and cash equivalents at the beginning of period                                  20,308            2,080
                                                                                     -------          -------
Cash and cash equivalents at the end of period                                       $22,602          $19,162
                                                                                     =======          =======
Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                                  $     4          $     8
      Income taxes paid                                                              $   457          $    51
      Noncash investing activities
               Exchange of royalty receivable for
                  software technology                                                $    --          $   210

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

4.   Revenue Recognition
     -------------------
     Revenue primarily includes revenue from software product shipments and revenue from training and consulting related services and extended support agreements. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the maintenance period, generally three months to one year. Revenue from training and consulting is recognized as the related services are performed. Maintenance revenue is deferred and recognized ratably over the maintenance period, generally twelve months.

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

8.   Acquisitions
     ------------
     In April 1997, the Company acquired certain technology and sales personnel from TEAM Corporation for approximately $1.9 million. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $1.8 million, and workforce capitalization of $126,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the acquisition cost to TEAM's in-process product development that had not reached technological feasibility. In addition, there are certain contingent amounts payable over the next three years based on the achievement of specific revenue milestones.

     In June 1997, the Company acquired certain technology and development personnel from Q Point Technology for approximately $720,000. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $433,000, purchased technology capitalization of $248,000, and workforce capitalization of $39,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the purchase price to Q Point's in-process product development that had not reached technological feasibility. The Company is amortizing the capitalized workforce and purchased technology over a period of three years and five years, respectively.

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

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Massteck Ltd., and OrCAD Japan, from the dates of acquisition. All intercompany balances have been eliminated in consolidation.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

TOTAL REVENUES

          The Company derives revenue from the licensing of its software products and from the provision of maintenance, training, and consulting services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from extended support agreements that provide customers access to product enhancements, technical support, bulletin board services and a subscription to OrCAD Design Desktop Quarterly, a newsletter produced by the Company. Revenue from each extended support agreement is deferred and recognized ratably over the term of the support agreement. Revenue from customer training and consulting is recognized as services are performed.

          Total revenue increased 32% from $5.3 million in the second quarter of 1996 to $7.0 million in the second quarter of 1997. The increase in revenue was primarily due to successful release of new products and a new distribution channel. In the second quarter of 1997, the Company introduced OrCAD Express Enterprise Edition and OrCAD Enterprise Bridge. The Company also acquired certain assets of TEAM Corporation and hired TEAM's field sales and support organization which is now known as the Enterprise Group. The remaining increase in total revenue was due to overall growth in product and service revenue. As a percentage of total revenue, product revenue decreased from 86% in the second quarter of 1996 to 83% in the second quarter of 1997. Conversely, service revenue increased as a percentage of total revenue from 14% in the second quarter of 1996 to 17% in the second quarter of 1997.

          Product revenue increased 28% from $4.6 million in the second quarter of 1996 to $5.8 million in the second quarter of 1997. The increase in product revenue was primarily attributable to hiring of TEAM's field sales staff, the introduction of OrCAD Express Enterprise Edition and OrCAD Enterprise Bridge, and strong sales of OrCAD Capture Enterprise Edition and OrCAD Express products in the second quarter of 1997.

          Service revenue increased 58% from $730,000 in the second quarter of 1996 to $1.2 million in the second quarter of 1997. The increase in service revenue from the second quarter of 1996 to the second quarter of 1997 was primarily attributable to increased sales of customer training and extended support agreements.

          Total North American revenue increased 58% from $3.1 million in the second quarter of 1996 to $4.9 million in the second quarter of 1997. Total revenue generated outside of North America decreased 5% from $2.2 million in the second quarter of 1996 to $2.1 million in the second quarter of 1997. As a percentage of the Company's total revenue, North American revenue increased from 59% in the second quarter of 1996 to 70% in the second quarter of 1997. The increase in the proportion of revenue generated in North America was principally attributable to the formation and integration of the Enterprise Group into the North American sales territory and the introduction of two new products, OrCAD Express Enterprise Edition and OrCAD Enterprise Bridge. The decrease in the proportion of revenue generated outside of North America was due in part to the typical slower initial adoption rate of new products in Europe and Asia.

COST OF REVENUE

          The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue increased 99% from $395,000 in the second quarter of 1996 to $786,000 in the second quarter of 1997. The increase was primarily attributable to an increased level of product sales, higher royalty costs associated with OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition relative to other product lines, and certain commissions payable to North American value-added resellers. As a percentage of product revenue, cost of product revenue increased from 9% in the
second quarter of 1996 to 13% in the second quarter of 1997.   This increase was
primarily the result of the associated royalty costs for OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition, and commissions payable to North American value-added resellers.

          The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue decreased 9% from $192,000 in the second quarter of 1996 to $175,000 in the second quarter of 1997. As a percentage of service revenue, the cost of service revenue decreased from 26% in the second quarter of 1996 to 15% in the second quarter of 1997. This decrease reflects the absorption of a relatively small decrease in cost of service revenue in the second quarter of 1997 as compared to the second quarter of 1996 over a higher service revenue base.


RESEARCH AND  DEVELOPMENT

          Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 20% from $1.2 million in the second quarter of 1996 to $1.4 million in the second quarter of 1997. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount, recruiting, relocation, and the engagement of contract engineers. As a percentage of total revenue, research and development expenses decreased from 22% in the second quarter of 1996 to 20% in the second quarter of 1997. The Company expects research and development expenses to continue to increase in absolute terms.

MARKETING AND SALES

          Marketing and sales expenses include salaries, commissions and related
personnel costs, and other sales and promotional expenses.   Marketing and sales
expenses increased 54% from $1.8 million in the second quarter of 1996 to $2.8 million in the second quarter of 1997. The increase in marketing and sales expenses was due to increased headcount, the formation of the Enterprise Group, and promotional expenses associated with the new OrCAD Express Enterprise Edition, and OrCAD Enterprise Bridge products. As a percentage of total revenue, marketing and sales expenses increased from 34% in the second quarter of 1996 to 40% in the second quarter of 1997.


GENERAL AND ADMINISTRATIVE

          General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses increased 1% from $741,000 in the second quarter of 1996 to $750,000 in the second quarter of 1997. As a percentage of total revenue, general and administrative expenses decreased from 14% in the second quarter of 1996 to 11% in the second quarter of 1997. This decrease reflects the absorption of a relatively small increase in general and administrative costs in the second quarter of 1997 as compared to the second quarter of 1996 over a higher revenue base.

IN-PROCESS RESEARCH AND DEVELOPMENT

          In connection with the Company's acquisition of certain software technology of TEAM Corporation and Q Point Technology in the second quarter of 1997, the Company expensed approximately $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility. There were no expensed in-process research and development costs in the second quarter of 1996.


OTHER INCOME, NET

          Other income increased from $367,000 in the second quarter of 1996 to $391,000 in the second quarter of 1997. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and short-term investment balances resulting from the proceeds of the Company's initial public offering completed in March 1996.

INCOME TAX EXPENSE

          The effective tax rate for the second quarter of 1997 was 35.0%, which differs from the combined federal and state statutory rate of approximately 38.5% because of the utilization of net operating loss carryforwards, the utilization of research and experimentation tax credits, and the benefit of the Company's foreign sales corporation. Income tax expense (benefit) for the second quarter of 1997 was $(247,000) as compared to a $310,000 for the second quarter of 1996. The decrease in income tax expense is primarily attributable to in-process research and development charges related to the acquisition of certain assets of TEAM Corporation and Q Point Technology. The increase in the estimated effective tax rate in the second quarter of 1997 as compared to the second quarter of 1996 is primarily due to the utilization of net operating loss carryforwards in 1996.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

TOTAL REVENUES

          Total revenue increased 26% from $10.2 million in the first half of 1996 to $12.9 million in the first half of 1997. The increased revenue was due to successful new products and a new distribution channel. In the first half of 1997, the Company introduced Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition and OrCAD Enterprise Bridge and acquired certain assets of TEAM Corporation and hired TEAM's field sales staff and support organization which is now known as the Enterprise Group. The remaining increase in total revenue was due to overall growth in product and service revenue. As a percentage of total revenue, product revenue decreased from 86% in the first half of 1996 to 84% in the first half of 1997. Conversely, service revenue increased as a percentage of total revenue from 14% in the first half of 1996 to 16% in the first half of 1997.

          Product revenue increased 22% from $8.8 million in the first half of 1996 to $10.8 million in the first half of 1997. The increase in product revenue was primarily attributable to hiring of TEAM's field sales and support organization, and the introduction of OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition and OrCAD Enterprise Bridge.

          Service revenue increased 49% from $1.4 million in the first half of 1996 to $2.1 million in the first half of 1997. The increase in service revenue from the first half of 1996 to the first half of 1997 was primarily attributable to increased sales of customer training and extended support agreements.

          Total North American revenue increased 51% from $5.9 million in the first half of 1996 to $8.9 million in the first half of 1997. Total revenue generated outside of North America decreased 7% from $4.4 million in the first half of 1996 to $4.0 million in the first half of 1997. As a percentage of the Company's total revenue, North American revenue increased from 57% in the first half of 1996 to 69% in the first half of 1997. The increase in the proportion of revenue generated in North America was principally attributable to the formation and integration of the Enterprise Group into the North American sales territory and the introduction of four new products; OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition and OrCAD Enterprise Bridge. The decrease in the proportion of revenue generated outside of North America was due in part to the typical slower initial adoption rate of new products in Europe and Asia.

COST OF REVENUE

          The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue increased 66% from $842,000 in the first half of 1996 to $1.4 million in the first half of 1997. The increase was primarily attributable to an increased level of product sales, higher royalty costs associated with OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition relative to other product lines, and certain commissions payable to North American value-added resellers. As a percentage of product revenue, cost of product revenue increased from 10% in the first half of
1996 to 13% in the first half of 1997.   This increase was primarily the result
of the associated royalty costs for OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition and commissions payable to North American resellers.

          The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue decreased 3% from $357,000 in the first half of 1996 to $346,000 in the first half of 1997. As a percentage of service revenue, the cost of service revenue decreased from 25% in the first half of 1996 to 17% in the first half of 1997. This decrease reflects the absorption of a relatively small decrease in cost of service revenue in the first half of 1997 as compared to the first half of 1996 over a higher service revenue base.


RESEARCH AND  DEVELOPMENT

          Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 24% from $2.2 million in the first half of 1996 to $2.7 million in the first half of 1997. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount, recruiting, relocation and the engagement of contract engineers. As a percentage of total revenue, research and development expenses remained constant at 21% in the first half of 1996 and the first half of 1997. The Company expects research and development expenses to continue to increase in absolute terms.


MARKETING AND SALES

          Marketing and sales expenses include salaries, commissions and related
personnel costs, and other sales and promotional expenses.   Marketing and sales
expenses increased 38% from $3.5 million in the first half of 1996 to $4.8 million in the first half of 1997. The increase in marketing and sales expenses was due to the formation of the Enterprise Group and promotional expenses associated with the introduction of OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, and OrCAD Enterprise Bridge products in the first half of 1997. As a percentage of total revenue, marketing and sales expenses increased from 34% in the first half of 1996 to 37% in the first half of 1997.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses remained steady at $1.5 million for the first half of 1996 and the first half of 1997. As a percentage of total revenue, general and administrative expenses decreased from 15% in the first half of 1996 to 12% in the first half of 1997. This decrease reflects the absorption of a relatively small increase in general and administrative costs in the first half of 1997 as compared to the first half of 1996 over a higher revenue base.


IN-PROCESS RESEARCH AND DEVELOPMENT

          In connection with the Company's acquisition of certain software technology of TEAM Corporation and Q Point Technology in the first half of 1997, the Company expensed approximately $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility. There were no expensed in-process research and development costs in the first half of 1996.


OTHER INCOME, NET

          Other income increased from $477,000 in the first half of 1996 to $758,000 in the first half of 1997. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and short-term investment balances resulting from the proceeds of the Company's initial public offering completed in March 1996.

INCOME TAX EXPENSE

          The effective tax rate for the first half of 1997 was 35.0%, which differs from the combined federal and state statutory rate of approximately 38.5% because of the utilization of net operating loss carryforwards, the utilization of research and experimentation tax credits, and the benefit of the Company's foreign sales corporation. Income tax expense for the first half of 1997 was $244,000 as compared to a $494,000 expense for the first half of 1996. The decrease in income tax expense is primarily attributable to in-process research and development charges related to the acquisition of certain assets of TEAM Corporation and Q Point Technology. The increase in the estimated effective tax rate in the first half of 1997 as compared to the first half of 1996 is primarily due to the utilization of net operating loss carryforwards in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Total cash and cash equivalents were $22.6 million at June 30, 1997 as compared to $20.3 million at December 31, 1996. Cash provided by operations was $2.1 million for the first half of 1997 as compared to $2.2 million for the first half of 1996. The decrease in cash provided by operations for the first half of 1997 as compared to the first half of 1996 was primarily due to an increase in trade accounts receivable. Cash provided by investing activities was $42,000 for the first half of 1997 as compared to $8.3 million used in the first half of 1996. Purchases of investment securities with the proceeds of the initial public offering in March 1996 accounted for a substantial portion of cash used in investing activities in the first half of 1996. Cash provided by investing activities during the first half of 1997 was generated primarily from the sale of short-term securities.

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

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

          During the second quarter of 1997, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 35,848 shares of Common Stock were issued at exercise prices ranging from $.35 to $7.38. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          The Company's annual shareholder's meeting was held on Thursday, June 19, 1997, at which the following actions were taken by a vote of shareholders:


1. The following persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                             Vote
                                  --------------------------
                                                   Withhold          Term
            Director                 For           Authority        Ending
                                     ---           ---------        ------
       Michael F. Bosworth        5,358,034          4,832           1998
       John C. Savage             5,358,334          4,532           1998
       Stephen W. Director        5,358,034          4,832           1998
       Richard P. Magnuson        5,357,834          5,032           1998
       James P. Moon              5,357,834          5,032           1998

2. By a vote of 3,328,102 to 1,776,902 (with 30,733 abstentions and 227,129
   Broker Non-Votes), the amendments to the OrCAD, Inc. 1995 Stock Incentive Plan were approved.

3. By a vote of 5,352,934 to 5,132 (with 4,800 abstentions) the Company's selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:  27.1 Financial Data Schedule

         (b) No reports were filed on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OrCAD, Inc.



               Dated: August 14, 1997      /s/ P. David Bundy
                                           -----------------------

                                           Vice President, Finance and Secretary
                                           (Principal Financial and Accounting
                                            Officer)