Form 10QSB
period 1997-09-30
ORCAD INC
filed 1997-11-13
CIK 881411

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

                   For the Quarter Ended September 30, 1997
                        Commission File Number 0-27692

                                  OrCAD, INC.
                                 (Registrant)

                     Incorporated in the State of Delaware

                 IRS Employer Identification Number 93-1062832

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


      On September 30, 1997, 6,752,743 shares of the registrant's common stock were issued and outstanding.

                                  OrCAD, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------------------------------------------------------------------------------

Item 1.   Financial Statements

               Consolidated Balance Sheets - September 30, 1997
               and December 31, 1996                                          3

               Consolidated Statements of Operations -- Three months and
               nine months ended September 30, 1997 and 1996                  4

               Consolidated Statements of Cash Flows -- Nine months
               ended September 30, 1997 and 1996                              5

          Notes to consolidated financial statements                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8



PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2.   CHANGES IN SECURITIES                                               16

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    18

          SIGNATURES                                                          19

                                   OrCAD, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         September 30,
                                                                             1997              December 31,
                                                                          (Unaudited)              1996
                                                                         -------------         ------------
Assets
Current assets:
    Cash and cash equivalents                                            $    24,463           $    20,308
    Short-term investments                                                     2,004                 8,964
    Trade accounts receivable, net of doubtful accounts
      and sales return allowances of $732 and $637                             4,278                 3,081
    Inventory, net                                                               411                   504
    Royalty receivable                                                             -                   193
    Deferred taxes                                                                74                    79
    Other                                                                      1,023                   832
                                                                         ------------          ------------
        Total current assets                                                  32,253                33,961
                                                                         ------------          ------------

Investments, long-term                                                         2,373                     -
Fixed assets, net                                                              1,772                 1,018
Purchased software technology, net                                               528                   429
Goodwill and intangible assets, net                                            2,505                 2,704
Other assets                                                                     125                   138
                                                                         ============          ============
        Total assets                                                     $    39,556           $    38,250
                                                                         ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                     $       311           $       484
    Accrued payroll and related liabilities                                    1,198                   936
    Accrued liabilities                                                        1,077                   857
    Accrued income taxes                                                         235                   607
    Deferred revenue                                                           1,993                 1,432
                                                                         ------------          ------------
        Total current liabilities                                              4,814                 4,316
                                                                         ------------          ------------
Stockholders' equity:
    Preferred stock                                                                -                     -
    Common stock                                                                  67                    67
    Additional paid-in capital                                                36,107                35,992
    Accumulated deficit                                                       (1,378)               (2,091)
    Unrealized gain (loss) on investments                                          3                     9
    Foreign currency translation adjustment                                      (57)                  (43)
                                                                         ------------          ------------
        Total stockholders' equity                                            34,742                33,934
                                                                         ------------          ------------
        Total liabilities and stockholders' equity                       $    39,556           $    38,250
                                                                         ============          ============

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                       -------------------------------------------------------------------------
                                                        September 30,        September 30,    September 30,      September 30,
                                                           1997                 1996             1997                1996
                                                       -------------     -----------------    -------------    -----------------
Revenue:
      Products                                              $ 4,477               $ 4,537         $ 15,290             $ 13,364
      Service                                                 1,363                   786            3,455                2,193
                                                       -------------     -----------------    -------------    -----------------
           Total revenue                                      5,840                 5,323           18,745               15,557

Cost and expenses:
      Cost of revenue -- products                               585                   468            1,986                1,310
      Cost of revenue -- service                                205                   171              551                  528
      Research and development                                1,505                 1,067            4,174                3,222
      Marketing and sales                                     2,780                 1,829            7,611                5,337
      General and administrative                                719                   743            2,234                2,240
      In-process research and development                         -                     -            2,203                    -
                                                       -------------     -----------------    -------------    -----------------
           Total cost and expenses                            5,794                 4,278           18,759               12,637
                                                       -------------     -----------------    -------------    -----------------
Income (loss) from operations                                    46                 1,045              (14)               2,920
                                                       -------------     -----------------    -------------    -----------------
Other income (expense):
      Interest income (expense), net                            381                   381            1,118                  820
      Other, net                                                (29)                   30               (8)                  68
                                                       -------------     -----------------    -------------    -----------------
                                                                352                   411            1,110                  888
                                                       -------------     -----------------    -------------    -----------------
Income before income taxes                                      398                 1,456            1,096                3,808
      Income taxes                                              139                   306              383                  800
                                                       -------------     -----------------    -------------    -----------------
Net income                                                  $   259               $ 1,150         $    713             $  3,008
                                                       =============     =================    =============    =================
Net income per share                                        $  0.04               $  0.16         $   0.10             $   0.47
                                                       =============     =================    =============    =================
Weighted average number of common and common
      equivalent shares outstanding                           7,073                 6,988            6,995                6,407
                                                       =============     =================    =============    =================

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                                   Nine-months Ended
                                                                                          -------------------------------------
                                                                                           September 30,        September 30,
                                                                                               1997                 1996
                                                                                          ----------------    -----------------
Cash flows from operating activities:
      Net income                                                                          $            713    $           3,008
      Adjustments to reconcile net income to
       net cash provided by operating activities:
                     Depreciation and amortization                                                   1,027                  805
                     Provision for losses on trade accounts receivable and sales returns               173                  129
                     Provision for inventory reserves                                                  (20)                  (5)
                     Deferred income taxes                                                               2                  139
                     Write-off of research and development costs acquired                            2,203                    -
                     Loss on disposal of fixed assets                                                   22                    -
                     Changes in assets and liabilities:
                     Trade accounts receivable                                                      (1,294)                (723)
                     Inventory                                                                         109                  (79)
                     Royalty receivable                                                                193                  176
                     Lease receivable                                                                    5                    -
                     Other, net                                                                       (199)                (375)
                     Accounts payable                                                                 (286)                (257)
                     Accrued payroll and related liabilities                                           262                  114
                     Accrued liabilities                                                               261                 (144)
                     Deferred revenue                                                                  563                  232
                     Accrued income taxes                                                             (368)                 504
                                                                                          ----------------    -----------------

                        Total adjustments                                                            2,653                  516
                                                                                          ----------------    -----------------
           Net cash provided by operating activities                                                 3,366                3,524
                                                                                          ----------------    -----------------

Cash flows from investing activities:
      Acquisition of fixed assets                                                                   (1,281)                (514)
      Acquisition of software technology                                                            (2,450)                 (18)
      Intangible assets acquired                                                                      (165)                   -
      Proceeds from maturity (purchase) of investments, net                                          4,580               (9,014)
                                                                                          ----------------    -----------------
           Net cash provided (used) by investing activities                                            684               (9,546)

Cash flows from financing activities:
      Payments on capital leases                                                                         -                  (99)
      Issuance of common stock, net                                                                    116               23,300
                                                                                          ----------------    -----------------
           Net cash provided by financing activities                                                   116               23,201
                                                                                          ----------------    -----------------

           Effects of exchange rate on cash                                                            (11)                 (32)
                                                                                          ----------------    -----------------

                     Net increase in cash and cash equivalents                                       4,155               17,147

Cash and cash equivalents at the beginning of period                                                20,308                2,080
                                                                                          ----------------    -----------------

Cash and cash equivalents at the end of period                                            $         24,463    $          19,227
                                                                                          ================    =================

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                                       $              5    $              10
      Income taxes paid                                                                   $            644    $             241

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

7.   Cash Equivalents and Investments
     --------------------------------
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost and consist primarily of money market funds, commercial paper, municipal bonds and municipal auction preferred stock. The carrying amount approximates fair value due to the short-term nature of these investments. Those instruments with original maturities greater than three months and less than one year from the balance sheet date are considered to be short-term investments. Instruments with maturities in excess of one year are considered long-term investments. Investments, which primarily consist of debt securities and U.S. Treasury Notes, are reported at fair value and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

8.   Acquisitions
     ------------
     In April 1997, the Company acquired certain technology and sales personnel from TEAM Corporation for approximately $1.9 million. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $1.8 million and workforce capitalization of $126,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the acquisition cost to TEAM's in-process product development that had not reached technological feasibility. In addition, there are certain contingent amounts payable over the next three years based on the achievement of specific revenue milestones. The company is amortizing the capitalized workforce over a period of three years.

     In June 1997, the Company acquired certain technology and development personnel from Q Point Technology for approximately $720,000. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $433,000, purchased technology capitalization of $248,000 and workforce capitalization of $39,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the purchase price to Q Point's in-process product development that had not reached technological feasibility. The Company is amortizing the capitalized workforce and purchased technology over a period of three years and five years, respectively.

     In October 1997, the Company entered into an Agreement and Plan of Merger with MicroSim Corporation , a California corporation. Pursuant to the agreement, the Company has formed a new, wholly-owned subsidiary, OCA Merger Corporation, which will be merged with MicroSim. Generally, all MicroSim shareholders and option holders will receive shares of common stock of the Company at an exchange ratio of .825 shares for each common share or common equivalent share held, subject to various adjustments as described in the Agreement and Plan of Merger. It is expected that the transaction will be accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16 - Business Combinations.

9.   Reclassifications
     -----------------
     Certain reclassifications have been made to prior periods' data to conform with the September 30, 1997 presentation.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     OrCAD develops, markets and supports software products that assist electronics designers in developing field-programmable gate arrays, including complex programmable logic devices and printed circuit boards. The Company operates primarily in one business segment, comprising the electronic design automation industry.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Massteck Ltd. and OrCAD Japan, from the dates of acquisition. All intercompany balances have been eliminated in consolidation.


Results of Operations

Three Months Ended September 30, 1997 and 1996

Total Revenues

     The Company derives revenue from the licensing of its software products and from the provision of maintenance, training and consulting services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from extended support agreements that provide customers access to product enhancements, technical support, bulletin board services and a subscription to OrCAD Design Desktop Quarterly, a newsletter produced by the Company. Revenue from each extended support agreement is deferred and recognized ratably over the term of the support agreement. Revenue from customer training and consulting is recognized as services are performed.

     Total revenue increased 10% from $5.3 million in the third quarter of 1996 to $5.8 million in the third quarter of 1997. The increase in revenue reflects continued emphasis on the sale of extended support agreements as installed windows products reach the expiration of initial warrantee periods. The recently formed Maintenance Sales Group is targeted on "out of maintenance" customers. As a percentage of total revenue, product revenue decreased from 85% in the third quarter of 1996 to 77% in the third quarter of 1997. Conversely, service revenue increased as a percentage of total revenue from 15% in the third quarter of 1996 to 23% in the third quarter of 1997.

     Product revenue remained essentially unchanged at $4.5 million in the third quarter of 1996 and 1997. Service revenue increased 73% from $786,000 in the third quarter of 1996 to $1.4 million in the third quarter of 1997. The increase in service revenue from the third quarter of 1996 to the third quarter of 1997 was primarily attributable to increased sales of extended support agreements and training services.

     Total North American revenue increased 19% from $3.4 million in the third quarter of 1996 to $4.0 million in the third quarter of 1997. Total revenue generated outside of North America decreased 6% from $2.0 million in the third quarter of 1996 to $1.9 million in the third quarter of 1997. As a percentage of the Company's total revenue, North American revenue increased from 63% in the third quarter of 1996 to 68% in the third quarter of 1997. The increase in the proportion of revenue generated in North America was principally attributable to the typical slower initial adoption rate of new products in Europe and Asia.

Cost of Revenue

     The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue increased 25% from $468,000 in the third quarter of 1996 to $585,000 in the third quarter of 1997. The increase was primarily attributable to increased provisions for future
product updates and for inventory obsolescence.   As a percentage of product
revenue, cost of product revenue increased from 10% in the third quarter of 1996
to 13% in the third quarter of 1997.   This increase, on essentially unchanged
product revenue, reflects the increase in provisions for future product updates and for inventory obsolescence described above.

     The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases and updated user documentation, and the costs of providing training. The cost of service revenue increased 20% from $171,000 in the third quarter of 1996 to $205,000 in the third quarter of 1997. As a percentage of service revenue, the cost of service revenue decreased from 22% in the third quarter of 1996 to 15% in the third quarter of 1997. This decrease reflected the absorption of relatively fixed costs over the increased service revenue base.


Research and Development

     Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 41% from $1.1 million in the third quarter of 1996 to $1.5 million in the third quarter of 1997. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount and recruiting, third party engineering services and the engagement of contract testers. As a percentage of total revenue, research and development expenses increased from 20% in the third quarter of 1996 to 26% in the third quarter of 1997. The Company expects research and development expenses to continue to increase in absolute terms.

Marketing and Sales

     Marketing and sales expenses include salaries, commissions and related
personnel costs, and other sales and promotional expenses.   Marketing and sales
expenses increased 52% from $1.8 million in the third quarter of 1996 to $2.8 million in the third quarter of 1997. The increase in marketing and sales expenses was due to increased headcount, the formation of a direct field sales force and increased promotional expenses. As a percentage of total revenue, marketing and sales expenses increased from 34% in the third quarter of 1996 to 48% in the third quarter of 1997.


General and Administrative

     General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses decreased 3% from $743,000 in the third quarter of 1996 to $719,000 in the third quarter of 1997. As a percentage of total revenue, general and administrative expenses decreased from 14% in the third quarter of 1996 to 12% in the third quarter of 1997.


Other Income, Net

     Other income decreased from $411,000 in the third quarter of 1996 to $352,000 in the third quarter of 1997 which resulted primarily from lower sublease income and losses on fixed asset disposals recorded in the third quarter of 1997.


Income Tax Expense

     The effective tax rate for the third quarter of 1997 was 35.0%, which differs from the combined federal and state statutory rate of approximately 38.5% because of the utilization of net operating loss carryforwards, the utilization of research and experimentation tax credits, and the benefit of the Company's foreign sales corporation. Income tax expense for the third quarter of 1997 was $139,000 as compared to $306,000 for the third quarter of 1996.
The decrease in income tax expense is primarily reflective of reduced earnings for the third quarter in 1997 when compared to the same quarter in 1996. The increase in the estimated effective tax rate in the third quarter of 1997 as compared to the third quarter of 1996 is primarily due to the utilization of net operating loss carryforwards in 1996.

Results of Operations

Nine Months Ended September 30, 1997 and 1996

Total Revenues

     Total revenue increased 20% from $15.6 million in the first nine months of 1996 to $18.7 million in the first nine months of 1997. The increased revenue was due to the introduction of successful new products and a new distribution channel. In the first nine months of 1997, the Company introduced Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge and acquired certain assets of TEAM Corporation and hired TEAM's field sales staff and support organization. The remaining increase in total revenue was due to overall growth in product and service revenue. As a percentage of total revenue, product revenue decreased from 86% in the first nine months of 1996 to 82% in the first nine months of 1997. Conversely, service revenue increased as a percentage of total revenue from 14% in the first nine months of 1996 to 18% in the first nine months of 1997.

     Product revenue increased 14% from $13.4 million in the first nine months of 1996 to $15.3 million in the first nine months of 1997. The increase in product revenue was primarily attributable to the introduction of OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge.

     Service revenue increased 58% from $2.2 million in the first nine months of 1996 to $3.5 million in the first nine months of 1997. The increase in service revenue from the first nine months of 1996 to the first nine months of 1997 was primarily attributable to increased sales of extended support agreements and training revenue.

     Total North American revenue increased 39% from $9.2 million in the first nine months of 1996 to $12.9 million in the first nine months of 1997. Total revenue generated outside of North America decreased 7% from $6.3 million in the first nine months of 1996 to $5.9 million in the first nine months of 1997. As a percentage of the Company's total revenue, North American revenue increased from 59% in the first nine months of 1996 to 69% in the first nine months of 1997. The increase in the proportion of revenue generated in North America was principally attributable to the formation and integration of a field sales group into the North American sales territory and the introduction of five new products; OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge. The decrease in the proportion of revenue generated outside of North America was due in part to the typically lower initial adoption rate for new products in Europe and Asia.

Cost of Revenue

     The cost of product revenue increased 52% from $1.3 million in the first nine months of 1996 to $2.0 million in the first nine months of 1997. The increase was primarily attributable to an increased level of product sales, higher royalty costs associated with OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition relative to other product lines and certain commissions paid to North American value-added resellers. As a percentage of product revenue, cost of product revenue increased from 10% in the first nine months of 1996 to 13% in the first nine months of 1997. This increase was primarily the result of the royalty costs associated with OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition and commissions paid to North American resellers.

The cost of service revenue increased 4% from $528,000 in the first nine months of 1996 to $551,000 in the first nine months of 1997. As a percentage of service revenue, the cost of service revenue decreased from 24% in the first nine months of 1996 to 16% in the first nine months of 1997. This decrease reflected the absorption of relatively fixed costs over the increased service revenue base.


Research and Development

     Research and development expenses increased 30% from $3.2 million in the first nine months of 1996 to $4.2 million in the first nine months of 1997. The increase in research and development expenses was attributable to increased personnel costs, including costs associated with increased headcount, recruiting, third party engineering and the engagement of contract testers . As a percentage of total revenue, research and development expenses increased from 21% in the first nine months of 1996 and to 22% in the first nine months of 1997. The Company expects research and development expenses to continue to increase in absolute terms.


Marketing and Sales

     Marketing and sales expenses increased 43% from $5.3 million in the first nine months of 1996 to $7.6 million in the first nine months of 1997. The increase in marketing and sales expenses was due to increased head count, the formation of a field sales group and promotional expenses associated with the introduction of OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge products in the first nine months of 1997. As a percentage of total revenue, marketing and sales expenses increased from 34% in the first nine months of 1996 to 41% in the first nine months of 1997.


General and Administrative

     General and administrative expenses remained level at $2.2 million for the first nine months of 1996 and the first nine months of 1997. As a percentage of total revenue, general and administrative expenses decreased from 14% in the first nine months of 1996 to 12% in the first nine months of 1997. This decrease reflects the absorption of essentially unchanged general and administrative costs in the first nine months of 1997 as compared to the first nine months of 1996 over a higher revenue base.


In-Process Research and Development

     In connection with the Company's acquisition of certain software technology of TEAM Corporation and Q Point Technology in the second quarter of 1997, the Company expensed approximately $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility. There were no in-process research and development costs incurred in the first nine months of 1996.

Other Income, Net

     Other income increased from $888,000 in the first nine months of 1996 to $1.1 million in the first nine months of 1997. This improvement resulted primarily from higher interest income earned on increased cash and cash equivalents and investment balances resulting from the proceeds of the Company's initial public offering completed in March 1996.

Income Tax Expense

     The effective tax rate for the first nine months of 1997 was 35.0%, which differs from the combined federal and state statutory rate of approximately 38.5% because of the utilization of net operating loss carryforwards, the utilization of research and experimentation tax credits, and the benefit of the Company's foreign sales corporation. Income tax expense for the first nine months of 1997 was $383,000 as compared to $800,000 for the first nine months of 1996. The decrease in income tax expense is primarily attributable to in-process research and development charges related to the acquisition of certain assets of TEAM Corporation and Q Point Technology. The increase in the estimated effective tax rate in the first nine months of 1997 as compared to the first nine months of 1996 is primarily due to the utilization of net operating loss carryforwards in 1996.



Liquidity and Capital Resources

     Total cash and cash equivalents were $24.5 million at September 30, 1997 as compared to $20.3 million at December 31, 1996. Cash provided by operations was $3.4 million for the first nine months of 1997 as compared to $3.5 million for the first nine months of 1996. The decrease in cash provided by operations for the first nine months of 1997 as compared to the first nine months of 1996 was primarily due to increases in trade accounts receivable and a reduction in accrued taxes. Cash provided by investing activities was $684,000 for the first nine months of 1997 as compared to $9.5 million used in the first nine months of 1996. Purchases of investment securities with the proceeds of the initial public offering in March 1996 accounted for a substantial portion of cash used in investing activities in the first nine months of 1996. Cash provided by investing activities during the first nine months of 1997 was generated primarily from the sale of short-term securities.

     The Company has available borrowing capacity consisting of a commitment for a $3.0 million line of credit from a commercial bank. The Company believes that current cash and investment balances, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements for at least the next twelve months. The Company currently does not have any material commitments for capital expenditures. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in preliminary discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings. The Company estimates that it will incur direct and indirect costs of $2.9 million in connection with the proposed merger with MicroSim, relating primarily to financial advisory fees, legal and accounting services for both companies, personnel severance costs, the cancellation and continuation of contractual obligations and other integration costs. No assurance can be given that additional borrowing capacity will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 on January 1, 1998. The impact on The Company's Financial Statements is not expected to be material.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of
an Enterprise and Related Information."   This Statement establishes standards
for reporting operating segments in annual Financial Statements and requires selected information about operating segments in interim Financial Statements. The Company plans to adopt SFAS No. 131 on January 1, 1998. The impact on The Company's Financial Statements is not expected to be material.

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

PART II - OTHER INFORMATION

Item 2:  Changes in Securities

     During the third quarter of 1997, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 14,915 shares of Common Stock were issued at exercise prices ranging from $.35 to $7.88. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits:  27.1 Financial Data Schedule

     (b) No reports were filed on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OrCAD, Inc.



          Dated: November 13, 1997       P. David Bundy
                                         -----------------------------

                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)