Form 10KSB40
period 1997-12-31
ORCAD INC
filed 1998-03-30
CIK 881411

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM ______________   TO _____________

                          COMMISSION FILE NO. 0-27692

                               ----------------

                                  ORCAD, INC.
                (EXACT NAME OF SMALL REGISTRANT IN ITS CHARTER)

        DELAWARE                     5045                    93-1062832
     (STATE OR OTHER           (PRIMARY STANDARD          (I.R.S. EMPLOYER
     JURISDICTION OF              INDUSTRIAL           IDENTIFICATION NUMBER)
    INCORPORATION OR          CLASSIFICATION CODE
      ORGANIZATION)                 NUMBER)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

  State Registrant's revenues for its most recent fiscal year: $25,880,889

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was $70,324,722 as of March 25, 1998 based upon the last sales price as reported by Nasdaq.

  The number of common shares outstanding of the Registrant's Common Stock as of March 25, 1998 was 9,265,002 shares.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held May 22, 1998 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ORCAD, INC.
                                1997 FORM 10-KSB

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----

                                     PART I

   Item 1.  Business....................................................      3
   Item 2.  Properties..................................................      7
   Item 3.  Legal Proceedings...........................................      8
   Item 4.  Submission of Matters to a Vote of Security Holders.........      8

                                    PART II

            Market for Registrant's Common Equity and Related
   Item 5.  Stockholder Matters                                               9
   Item 6.  Selected Financial Data.....................................     10
            Management's Discussion and Analysis of Financial Condition
   Item 7.  and Results of Operations...................................     11
   Item 8.  Financial Statements and Supplementary Data.................     19
   Item 9.  Financial Disclosure........................................     35

                                    PART III

   Item 10. Directors and Executive Officers of the Registrant..........     35
   Item 11. Executive Compensation......................................     35
            Security Ownership of Certain Beneficial Owners and
   Item 12. Management..................................................     35
   Item 13. Certain Relationships and Related Transactions..............     35

                                    PART IV

            Exhibits, Financial Statement Schedules and Reports on Form
   Item 14. 8-K.........................................................     35
   Signatures............................................................  II-1

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  OrCAD develops, markets and supports Microsoft Windows-based electronic design automation ("EDA") software products that assist electronics designers in designing printed circuit boards ("PCBs"), field-programmable gate arrays ("FPGAs") and complex programmable logic devices ("CPLDs"), and, in the simulation of analog and analog/digital electronic circuits. PCBs, FPGAs and CPLDs are found in a majority of today's electronic products, and are often referred to as "mainstream" components. OrCAD's products enable electronics designers working on personal computers ("PCs") to reduce time to market, improve product capability, and reduce design costs. OrCAD's Windows-based EDA solutions support the design process for mainstream components, from schematic capture to programmable logic design and verification to circuit simulation and printed circuit board layout. Over 210,000 products bearing the OrCAD name have been sold worldwide since 1986.

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

  Competitive pressures and the proliferation of programmable logic devices and PCBs in product design have led to increasing demand for lower cost, easier-to-use solutions for design engineers creating mainstream components. The complexity of FPGAs and PCBs is continuously increasing as electronics manufacturers seek to increase functionality and reduce product cost and size. FPGAs are now full-scale systems on chips, with up to 100,000 gates and operating at 75 to 125 MHz and 3.3 volts.

  Today's mainstream PCBs may be multi-layer boards containing up to a thousand components and driven by high speed (>100MHz) microprocessors. OrCAD believes that the majority of manufacturers' electronic design-starts today involve these mainstream types of FPGAs, CPLDs, and PCBs. In addition, the latest Intel PCs running Windows NT continue to offer increased processing power and ease of use. More than ever, these machines are ideal for most of today's electronics design activities.

PRODUCTS

  OrCAD's software products are designed as 32-bit applications, each of which operates in an integrated fashion with other applications for Microsoft Windows.

  OrCAD Capture is a 32-bit schematic capture tool that enables the acceleration of the engineer's overall design process for both FPGA and PCB design. Its integrated design management tools allow design engineers to browse their schematic database to find and edit objects, and to reuse portions of their designs. OrCAD Capture includes: (i) a schematic editor designed to speed the drawing of complex schematics; (ii) a part editor that allows designers to modify any of the more than 20,000 included parts or to create new ones easily; (iii) an electrical rules checking program that detects and flags common design errors on the schematic page; and (iv) features to produce output such as net-lists, bills of materials and design documentation.

  Capture Enterprise Edition adds to OrCAD Capture a design data and library management tool. This tool links parts placed in an OrCAD Capture design with the information in the manufacturers' in-house part databases and a selection of those found on the Internet. This increases the ease and efficiency of part selection for the designer and transfers all information necessary to create correct bills of material and net-lists to the schematics.

  OrCAD Layout family of products allows rapid completion of most mainstream PCBs. OrCAD Layout's 16-layer auto-router applies proprietary "push-and-shove" technology to enable high density routing. OrCAD's interactive routing gives design engineers the power of "user-assisted" auto-routing to precisely control critical routes. OrCAD Layout Plus adds shape-based auto-routing, automatic cluster placement, component push-and-shove, auto-interactive placement, auto-path completion and single-layer auto-routing. OrCAD Layout Engineers Edition is suitable for use by engineers, PCB designers and technicians who do not require an auto-router.

  OrCAD Express Enterprise Edition is an integrated design environment for the design of FPGAs and CPLDs. It integrates VHDL, schematic, and mixed-mode design entry, simulation, and synthesis into a single application. With OrCAD Express, engineers can design board-level systems with FPGAs and CPLDs from OrCAD Solution Partners Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation, Lucent Technologies, Inc., Vantis Corporation, and Xilinx, Inc.

  OrCAD Express Enterprise Edition adds to Express a design data and library management tool. This tool links parts placed in an OrCAD schematic design with the information in the manufacturers' in-house part databases and a selection of those found on the Internet. This increases the ease and efficiency of part selection for the designer and transfers all information necessary to create correct bills of material and net-lists to the schematics.

  OrCAD's integrated solutions address the entire process for designing PCBs and programmable logic devices. OrCAD's products are intended to be intuitive and relatively easy to use by a broad range of electronics designers. OrCAD's products include on-line help and tutorials to help design engineers become productive quickly, often within just a few days. In addition, OrCAD's products feature a familiar Windows user interface and can be used with other Windows applications, such as Microsoft Word and Microsoft Excel. This eliminates the need for separate platforms for design and office automation applications. In addition, OrCAD software can be linked to place-and-route software from the leading vendors of programmable logic devices.

  OrCAD believes that the EDA market is trending toward greater use of the Microsoft Windows NT operating system, and anticipates that the use of Windows NT-based products in such market will grow and expand. Accordingly, all of the new products introduced by OrCAD (and its acquired companies) during its preceding and current fiscal year, and all of the products OrCAD is currently developing, are designed for use on Microsoft's Windows NT operating systems. Any factor adversely affecting the demand for or use of the Microsoft Windows operating systems, for EDA applications or in general, could result in a material adverse effect on OrCAD's business, financial condition and results of operations.

  Software products as complex as those offered by OrCAD may contain defects or failures when introduced or when the new versions are released. OrCAD has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. There can be no assurance that, despite testing by OrCAD, errors will not be found in new products or versions after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon OrCAD's business, financial condition or results of operations.

MARKETING AND SALES

  OrCAD markets and sells its products in North America directly through its marketing and telesales organizations which are supplemented by a field sales force. OrCAD designs its marketing programs to reinforce the recognition of its brand through integrated advertising, direct mail, electronic marketing, and other promotional activities. OrCAD's sales effort is designed to capture, qualify and respond effectively to the leads generated by the marketing programs. OrCAD also generates leads through customer and consultant referrals.

To effectively target and measure all of these efforts, OrCAD has invested in an information system that tracks contacts with customers and prospects. OrCAD's distribution strategy is intended to address the mainstream electronic design market in a productive, cost-effective manner. OrCAD believes that its direct field sales force will allow it to better meet the unique buying requirements of management in large organizations. OrCAD intends to use its penetration at the individual and group level in large organizations to help achieve enterprise-wide standardization on its products.

  OrCAD maintains an ongoing program of market research based on industry reports, customer input, surveys, and frequent communication with value-added resellers (VARs). This research helps OrCAD to set priorities for product development, technical support, and other functional areas. Trade shows and OrCAD's training classes provide additional means of soliciting customer feedback.

  Direct Sales. OrCAD's direct sales effort consists primarily of a telesales force supplemented with a targeted field sales presence. Telesales are typically generated by inbound inquiries stimulated by OrCAD's marketing programs, additional sales to existing customers, and references from customers. OrCAD believes telesales has been a cost-effective means of distributing its products and gaining customer acceptance. OrCAD believes that its direct field sales force will allow it to better meet the unique requirements of selling directly to management at large organizations.

  Indirect Sales. OrCAD's VARs are key components of OrCAD's sales and marketing strategy in international markets, outside of Japan. VARs provide local technical support and local language documentation, and run a variety of direct marketing programs that build on materials developed for the North American direct marketing efforts. OrCAD derived approximately $7.8 million , $8.2 million, and $4.1 million, or approximately 30%, 39%, and 30% of its total revenue, from international sales in 1997, 1996 and 1995, respectively. Substantially all of OrCAD's international revenue to date has been derived from indirect sales made by its VARS and Japanese distributor. OrCAD purchased its Japanese distributor in 1995 to increase its direct presence in that country. Beyond North America and Japan, OrCAD distributes its products through leading EDA VARs.

  Because OrCAD's products are used by professional engineers and other technical personnel, effective VARs must possess sufficient technical, marketing and sales resources and must devote these resources to sales efforts, customer education, training, consulting and support. Only a limited number of potential VARs possess these criteria. There can be no assurance that OrCAD will be able to attract and retain a sufficient number of qualified VARs to successfully market OrCAD's products, and the failure to do so would have a material adverse effect on OrCAD's business, financial condition and results of operations. OrCAD's relationship with its VARs is usually established through a formal reseller agreement, which generally may be terminated by either party at any time without cause. There can be no assurance that any VAR will continue to represent OrCAD's products, and the inability to retain VARs could have a material adverse effect on OrCAD's business, financial condition and results of operations.

  Strategic Relationships. OrCAD has strategic relationships with and works closely with other companies to develop and market their products and to provide customers with application-specific solutions. In addition, OrCAD has developed relationships with a number of FPGA and CPLD vendors such as Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation, Lucent Technologies Inc., Vantis Corporation, and Xilinx, Inc. for the purpose of marketing integrated solutions to joint prospects and customers.

SERVICE AND SUPPORT

  OrCAD believes that to compete in the desktop EDA marketplace, it must provide a unique variety of support services, including customer service, software implementation, technical support, training and consulting service referrals.

  OrCAD offers product support agreements that include product updates, access to electronic bulletin board services, newsletters and technical support available by telephone, fax, electronic mail and through its World

Wide Web page. OrCAD has created programs for both in-house and on-site training for all products. In North America, OrCAD has developed a strong technical support capability comprised primarily of electrical engineers who understand the customers' design processes and OrCAD's products. Internationally, OrCAD Japan, independent VARs and distributors provide support to OrCAD customers. In addition, OrCAD's domestic technical support resources are available to support OrCAD Japan, and VARs.

PRODUCT DEVELOPMENT

  OrCAD's product development process is customer-centric, led by a product marketing group which researches customer requirements, and supported by research and development, test, and documentation teams which develop OrCAD's products. General technology directions for OrCAD's future developments include productivity improvements for target applications; language-based design and synthesis; component-information systems development and support for advanced PCB routing technology. OrCAD has a highly productive Windows C++ development environment, in which it develops its products using Microsoft Foundation Class UI objects. As of December 31, 1997, there were 57 people in the above mentioned groups. In 1997, 1996, and 1995, OrCAD invested 22%, 21% and 26% of revenue, respectively, in research and development. All software development costs are expensed as incurred.

  The EDA industry is characterized by rapid technological change, frequent new product introductions, evolving industry standards, and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and un-marketable. OrCAD believes that it must continue to commit substantial resources to product development and, that its future success will depend on its continued ability to enhance its current products and to develop or acquire new products that keep pace with technological developments, emerging industry standards and changing customer requirements. There can be no assurance that OrCAD will be successful in developing and marketing any such new products or product enhancements, or that such new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In the past, OrCAD has experienced delays in its introduction of product enhancements and new products. If OrCAD is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, OrCAD's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

  The EDA industry is highly competitive. OrCAD currently competes in the desktop EDA market directly with Viewlogic Systems Inc., a wholly-owned subsidiary of Synopsys, Inc., which offers Windows and UNIX-based products. OrCAD also faces competition from larger vendors of traditional UNIX-based EDA products. Some of these companies, such as Cadence Design Systems, Inc., Synopsys, Inc., Mentor Graphics Corp. and others, have announced or released Windows-based products. OrCAD also competes with smaller, privately held companies. A number of OrCAD's competitors have significantly greater financial, technical and marketing resources than OrCAD, and strong name recognition. There can be no assurance that these competitors will not use their superior resources and visibility, and installed customer bases, to successfully develop better products and/or market their products more effectively than those of OrCAD. In particular, as a result of the wide acceptance of UNIX-based EDA tools, vendors of such tools have established long-term relationships with many of OrCAD's current and potential customers, and may have the ability to offer these customers a broad suite of Windows and UNIX-based products to satisfy the entire range of their design needs. Finally, in addition to competition from EDA software vendors, OrCAD faces competition from the internal design groups of many of its customers, who design and develop their own customized schematic capture, simulation or synthesis tools for their own particular needs and therefore may be reluctant to purchase products offered by OrCAD or other independent vendors. There can be no assurance that OrCAD will be able to convert such internal design groups into users of OrCAD's products. More generally, there can be no assurance that OrCAD will be able to compete successfully against current and future competitors, both direct and indirect, or that competitive pressures faced by OrCAD will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS

  OrCAD's success is heavily dependent upon its proprietary software technology. OrCAD currently relies on a combination of trade secret, copyright and trademark laws, and contractual provisions to protect its proprietary rights in its software products. OrCAD also ships its software with security devices to all customers outside the U.S. and Canada. OrCAD generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. OrCAD does not license or release the source code for its proprietary software to its customers, except in connection with OEM development agreements. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use OrCAD's products or technology without authorization, or develop similar or superior technology independently. In particular, OrCAD distributes its products pursuant to "shrink-wrap" licenses. There can be no assurance that such licenses are enforceable.

  In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although OrCAD believes that its products do not infringe on the proprietary rights of third parties, and although OrCAD has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against OrCAD in the future and that any such claims will not require OrCAD to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in significant diversions of effort by OrCAD's technical and management personnel, as well as OrCAD's incurring significant costs with respect to the defense thereof, and could have a material adverse effect on OrCAD's business, financial condition and results of operations. In addition, if any claims or actions are asserted against OrCAD, OrCAD may choose to or be required to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

EMPLOYEES

  As of December 31, 1997, OrCAD had 148 employees, including 64 in marketing and sales, 57 in research and development and 27 in general and administrative capacities. Of these, 135 are located at OrCAD headquarters in Beaverton, Oregon, and 13 are located at OrCAD's subsidiary in Yokohama, Japan. None of OrCAD's employees is represented by a labor union or is subject to a collective bargaining agreement. OrCAD believes that its employee relations are good.

  OrCAD's future success depends in significant part upon the continued service of its key senior management, professional and technical personnel. OrCAD's future success also depends on its continuing ability to attract and retain highly qualified technical, professional and managerial personnel. Competition for such personnel is intense, and there can be no assurance that OrCAD can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

ITEM 2. PROPERTIES

  OrCAD occupies approximately 39,000 square feet of space at its headquarters in Beaverton, Oregon under a lease expiring in 2001, subject to OrCAD's right to extend. In addition, OrCAD occupies approximately 43,000 square feet of space at a product development facility in Irvine, California under a lease expiring in 2004, subject to OrCAD's right to extend. OrCAD's subsidiary in Japan leases approximately 3,000 square feet for its office in Yokohama. OrCAD believes that its existing facilities, including expansion options, are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, OrCAD becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of OrCAD. OrCAD is not presently a party to any litigation, the outcome of which would have a material adverse effect on OrCAD's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the stockholders of OrCAD was held on December 30, 1997 to consider a proposal to issue shares of OrCAD common stock in connection with a proposed merger (the "Merger") with MicroSim Corporation of Irvine, California. A counterpart meeting of the shareholders of MicroSim common stock was held the same day. By a vote of 3,981,563 to 9,411 (with 2,000 abstentions and no Broker Non-votes), the issuance of additional shares of OrCAD common stock to effect the Merger was approved. The transaction was consummated on January 20, 1998, and will be accounted for as a pooling of interests for accounting and financial reporting purposes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  OrCAD's Common Stock commenced trading on the Nasdaq National Market System under the symbol "OCAD" on March 1, 1996. As of March 25, 1998 there were 2,481 stockholders of record of OrCAD's Common Stock. OrCAD has never declared or paid cash dividends on its Common Stock. OrCAD currently intends to retain the earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to the Common Stock in the foreseeable future. The following table sets forth, for the quarterly periods shown, the range of high and low closing prices for OrCAD's Common Stock on the Nasdaq National Market System.

                                                QUARTERS ENDED
                                 ---------------------------------------------
                                 MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   1996      1996       1996          1996
     COMMON STOCK PRICE RANGE:   --------- -------- ------------- ------------
   High.........................  $13.00    $16.25     $15.00        $11.50
   Low..........................  $10.75    $11.00     $ 8.38        $ 8.38
                                                QUARTERS ENDED
                                 ---------------------------------------------
                                 MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   1997      1997       1997          1997
     COMMON STOCK PRICE RANGE:   --------- -------- ------------- ------------
   High.........................  $11.00    $11.38     $14.56        $14.75
   Low..........................  $ 6.38    $ 6.13     $10.25        $ 7.23

  During the three months ended December 31, 1997 OrCAD sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under OrCAD's stock option plans. An aggregate of 40,801 shares of Common Stock were issued at exercise prices ranging from $.35 to $7.88. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                        1997     1996    1995    1994    1993
                                       -------  ------- ------- ------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS:
Revenue:
  Products...........................  $20,938  $17,822 $10,627 $8,020  $ 7,874
  Service............................    4,943    3,085   3,032  1,792      662
                                       -------  ------- ------- ------  -------
    Total revenue....................   25,881   20,907  13,659  9,812    8,536
Cost and expenses:
  Cost of revenue products...........    2,537    1,771   1,587  1,713    1,708
  Cost of revenue service............      798      727     488    387      347
  Research and development...........    5,648    4,286   3,561  2,907    4,140
  Marketing and sales................   10,811    7,079   4,934  3,569    3,442
  General and administrative.........    3,095    3,063   1,904  1,363      962
  In-process research and develop-
   ment..............................    2,203      --      971    --       --
                                       -------  ------- ------- ------  -------
    Total cost and expenses..........   25,092   16,926  13,445  9,939   10,599
                                       -------  ------- ------- ------  -------
Income (loss) from operations........      789    3,981     214   (127)  (2,063)
                                       -------  ------- ------- ------  -------
Other income (expense):
  Interest income....................    1,505    1,207      53    (62)     (24)
                                       -------  ------- ------- ------  -------
  Other, net.........................      (10)      65      52    218      146
                                       -------  ------- ------- ------  -------
                                         1,495    1,272     105    156      122
                                       -------  ------- ------- ------  -------
Income (loss) before income taxes....    2,284    5,253     319     29   (1,941)
Income taxes.........................      687    1,051       4    --       --
                                       -------  ------- ------- ------  -------
Net income (loss)....................  $ 1,597  $ 4,202 $   315 $   29  $(1,941)
                                       =======  ======= ======= ======  =======
Basic net income per share...........  $  0.24  $  0.68 $  0.20 $ 0.02  $ (1.21)
                                       =======  ======= ======= ======  =======
Diluted net income per share.........  $  0.23  $  0.63 $  0.07 $ 0.01  $ (1.21)
                                       =======  ======= ======= ======  =======
Shares used in basic net income per
 share calculation...................    6,737    6,190   1,584  1,554    1,610
                                       =======  ======= ======= ======  =======
Shares used in diluted net income per
 share calculation...................    7,018    6,618   4,425  3,861    1,610
                                       =======  ======= ======= ======  =======

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   BALANCE SHEET DATA:
   Cash, cash equivalents and short-term investments........... $27,028 $29,272
   Working capital.............................................  28,646  29,645
   Total assets................................................  42,772  38,250
   Total stockholders' equity..................................  36,212  33,934

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. OrCAD's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results of Operations" as well as those discussed in this section and elsewhere in this Annual Report, and other risks detailed from time to time in OrCAD's Securities and Exchange Commission reports.

  The industry in which OrCAD competes and the markets that it serves are highly cyclical. OrCAD is dependent upon the semiconductor and, more generally, the computer and electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries, in each of the United States, Europe and Asia, have from time to time experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns and layoffs. In addition, portions of these industries have experienced downturns at different times. Over the past few years, these industries have experienced an extended period of economic growth in North America, some growth in Europe, a recession in Japan and recent large fluctuations in the value of Asian currencies in relation to the U.S. dollar.

  There can be no assurance that such economic growth in North America will continue, and if it does not, any downturn could be especially severe. OrCAD's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon OrCAD's business, financial condition and results of operations.

OVERVIEW

  OrCAD was formed in September 1991 as the successor to prior entities engaged in developing electronic design automation (EDA) tools. From its inception, OrCAD has been engaged in the development and marketing of a broad family of EDA products including schematic capture, digital simulation, programmable logic design and printed circuit board layout. From 1993 to 1994, OrCAD upgraded its entire DOS product family to the 386+ series, intended for optimal performance with PCs based on Intel 386 and 486 microprocessors. In 1995, OrCAD introduced OrCAD Design Desktop for Windows, a new product family designed for the 32-bit Windows operating system that includes OrCAD Capture for Windows, OrCAD Simulate for Windows, OrCAD Layout for Windows, OrCAD Layout Ltd. for Windows and OrCAD Layout Plus for Windows. In 1997, OrCAD introduced OrCAD Express for Windows, OrCAD Express Enterprise Edition, OrCAD Capture Enterprise Edition, OrCAD Layout Engineers' Edition, and OrCAD Enterprise Bridge. From OrCAD's inception through the first six months of 1995, OrCAD earned substantially all of its revenue from its DOS-based EDA products. For the year ended December 31, 1996, and thereafter, Windows-based products have accounted for more than 90% of OrCAD's product revenue.

  In June 1995, OrCAD acquired Massteck Ltd., a developer of Windows-based PCB layout technology. This acquisition enabled OrCAD to introduce the OrCAD Layout for Windows product family in June 1995, simultaneously with the release of OrCAD Capture for Windows. In December 1995, OrCAD acquired Intelligent Systems Japan (ISJ), OrCAD's distributor in Japan since 1991. The entity is now known as OrCAD Japan, K.K., and operates as a wholly-owned subsidiary of OrCAD.

  In April 1997, OrCAD acquired certain technology and sales personnel from TEAM Corporation for approximately $1.9 million. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $1.8 million and goodwill of $126,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the acquisition cost to TEAM's in-process product development that had not reached technological feasibility. In addition, there are certain contingent amounts payable over the next three years based on the achievement of specific revenue milestones. The Company is amortizing the goodwill over a period of three years.

  In June 1997, OrCAD acquired certain technology and development personnel from Q Point Technology for approximately $720,000. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $433,000, purchased technology capitalization of $248,000 and goodwill of $39,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the purchase price to Q Point's in-process product development that had not reached technological feasibility. OrCAD is amortizing the goodwill and purchased technology over periods of three years and five years, respectively.

  In October 1997, OrCAD entered into an Agreement and Plan of Merger with MicroSim Corporation (MicroSim), a privately held California Corporation, providing for the merger of OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, with and into MicroSim (the "Merger"). The Merger was consummated on January 20, 1998, at which time all of the issued and outstanding shares of MicroSim Common Stock and all of the outstanding options and other rights to acquire MicroSim Common Stock were converted into and exchanged for 2,427,632 shares of OrCAD Common Stock. The Merger was accounted for as a pooling of interests. Since the Merger was not consummated as of December 31, 1997, the results of MicroSim are not included in the accompanying consolidated financial statements. The combined financial statements of OrCAD and MicroSim will be included in the Company's 1998 Form 10-Q's and Form 10-K, and all prior periods presented in OrCAD's historical financial statements will be restated to reflect the Merger.

  As a result of the Merger with MicroSim, the Company expects to incur a one-time charge totaling approximately $4.1 million in the first quarter of 1998, relating primarily to financial advisory fees, legal and accounting services for both parties, personnel severance costs, the cancellation and continuation of contractual obligations and other integration costs.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected items of OrCAD's statements of operations as a percentage of its total revenue:

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1997          1996          1995
                                       -----------   -----------   -----------
                                       (AS A PERCENTAGE OF TOTAL REVENUE)
   Revenue:
     Products........................           81%           85%           78%
     Service.........................           19            15            22
                                       -----------   -----------   -----------
       Total revenue.................          100%          100%          100%
   Cost and expenses:
     Cost of Revenue products........           10             8            11
     Cost of Revenue service.........            3             3             4
     Research and development........           22            21            26
     Marketing and sales.............           42            34            36
     General and administrative......           12            15            14
     In-process research and develop-
      ment...........................            8            --             7
                                       -----------   -----------   -----------
       Total cost and expenses.......           97            81            98
                                       -----------   -----------   -----------
   Income from operations............            3            19             2
   Other income, net.................            6             6            --
                                       -----------   -----------   -----------
   Income before income taxes........            9            25             2
   Income taxes......................            3             5            --
                                       -----------   -----------   -----------
   Net income........................            6%           20%            2%
                                       ===========   ===========   ===========

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 Revenue

  OrCAD derives revenue from the licensing of its software products and from the provision of maintenance, training, and consulting services to customers. OrCAD recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from product support agreements that provide customers access to product enhancements, technical support, bulletin board services and a subscription to the OrCAD Design Desktop Quarterly, a newsletter produced by OrCAD. Revenue from each product support agreement is deferred and recognized ratably over the term of the product support agreement. Revenue from customer training and consulting is recognized as services are performed.

  Total revenue increased 24% in 1997 to $25.9 million from $20.9 million in 1996. Total revenue increased in 1996 by 53% from $13.7 million in 1995. Total revenue increased during both years due to growth in both product revenue and service revenue. As a percentage of total revenue, product revenue decreased to 81% in 1997 from 85% in 1996 and increased in 1996 from 78% in 1995. Conversely, service revenue increased as a percentage of total revenue to 19% in 1997 from 15% in 1996 and decreased in 1996 from 22% in 1995.

  Product revenue increased 17% in 1997 to $20.9 million from $17.8 million in 1996. Product revenue increased 68% in 1996 from $10.6 million in 1995. The increased revenue for 1997 is attributable to the successful introduction of OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge and the addition of a field sales and support organization acquired from TEAM Corporation. The acquisition of OrCAD Japan and increased sales of the OrCAD Design Desktop for Windows product family, particularly in the Layout and Simulate product lines, accounted for the reported increase in sales for 1996.

  Service revenue increased 60% in 1997 to $4.9 million from $3.1 million in 1996. Service revenue increased 2% in 1996 from $3.0 million in 1995. The increase in service revenue in 1997 as compared to 1996 was primarily attributable to the formation of a maintenance sales group and increased training and consulting revenue. Sales of higher priced Windows-based applications in 1996 accounted for a larger increase in product revenue as compared to the increase in service revenue for that year. The higher percentage of service revenue as a percentage of total revenue in 1995 was attributed to a shift from new product sales to upgrade sales of which a higher proportion of revenue is generally allocated and deferred as service revenue.

  Total North American revenue increased 42% in 1997 to $18.0 million from $12.7 million in 1996. Total revenue generated outside of North America decreased 4% in 1997 to $7.8 million from $8.2 million in 1996. Total North American revenue increased 33% in 1996 from $9.5 million in 1995. Total revenue generated outside North America increased 98% in 1996 from $4.1 million in 1995. As a percentage of the Company's total revenue, North American revenue increased to 70% in 1997 from 61% in 1996 and decreased to 61% in 1996 from 70% in 1995. The increase in the proportion of revenue generated in North America in 1997 was principally attributable to the formation and integration of a field sales force into the North American sales territory and the introduction of five new products; OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge. The decrease in the proportion of revenue generated outside of North America during 1997 was due in part to exchange rate fluctuations in Japan and the typically slower initial adoption rate for new products in Europe and Asia. The decrease in the proportion of North American revenue to total revenue in 1996 was primarily attributable to the acquisition of OrCAD Japan. In 1995 OrCAD's sales to OrCAD Japan, which was OrCAD's distributor until December 2, 1995, amounted to approximately 8% of total revenue. In 1996, sales by OrCAD Japan amounted to approximately 21% of total revenue. This increase in revenue attributable to OrCAD Japan as a percentage of total revenue was primarily the result of OrCAD recognizing the full selling price of products sold by OrCAD Japan, whereas in 1995, prior to the acquisition, OrCAD's products were sold to OrCAD Japan at prices reflecting a substantial discount from OrCAD Japan's selling prices. The greater proportion of North American revenue to total revenue in 1995 was attributable to the earlier releases of OrCAD's new Windows-based products in the North American market. In addition, OrCAD's North American customer base traditionally has adopted new products earlier than its international customer base.

 Cost of Revenue

  The cost of product revenue represents the costs associated with the licensing of OrCAD's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue increased 43% in 1997 to $2.5 million from $1.8 million in 1996. The cost of product revenue increased 12% in 1996 from $1.6 million in 1995. The increase in cost of product revenue in 1997 was primarily attributable to an increased level of product sales, higher royalty costs prior to the acquisition of assets from Q-point Technology, associated with OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition relative to other product lines and certain commissions paid to North American value-added resellers. The increase in cost of product revenue in 1996 was the result of an increase in product revenue offset by lower royalty, software documentation and packaging costs. As a percentage of product revenue, cost of product revenue increased to 12% in 1997 from 10% in 1996, and decreased in 1996 from 15% in 1995. Increased royalty costs associated with OrCAD Capture Enterprise Edition and OrCAD Express Enterprise Edition and commissions paid to North American resellers account for the increase in cost of product revenue in 1997. The decrease in cost of product revenue in 1996 reflects lower royalty payments resulting from the purchase of software source code previously licensed, a focus on the use of internal development resources as opposed to outside developers, and decreased software documentation and packaging costs.

  The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases and updated user documentation, and the costs of providing consulting and training. Cost of service revenue increased 10% in 1997 to $798,000 from $727,000 in 1996. Cost of service revenue increased 49% in 1996 from $488,000 in 1995. The increases in cost of service revenue in 1997 and 1996 reflect increased service obligations resulting from increased training, product, upgrade, extended support agreement, and consulting service sales. As a percentage of service revenue, the cost of service revenue decreased to 16% in 1997 from 24% in 1996, and increased in 1996 from 16% in 1995. The decrease in cost of service revenue during 1997 reflected the absorption of relatively fixed costs over the increased service revenue base. The increase in 1996 resulted from the absorption of costs associated with an increase in the number of technical support personnel over a relatively constant revenue base.

 Research and Development

  Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 32% to $5.6 million in 1997 from $4.3 million in 1996 and increased 20% in 1996 from $3.6 million in 1995. The increase in research and development expenses for 1997 was attributable to increased personnel costs, including costs associated with increased headcount, recruiting, third party engineering and the engagement of contract testers. The increase in research and development expenses in 1996 was primarily attributable to increased headcount resulting from the acquisitions of OrCAD Japan and Massteck partially offset by a decrease in costs for engineering consultants. As a percentage of total revenue, research and development expenses increased in 1997 to 22% from 21% in 1996 and decreased in 1996 from 26% in 1995. OrCAD expects research and development expenses to continue to increase in absolute terms.

 Marketing and Sales

  Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 53% in 1997 to $10.8 million from $7.1 million in 1996 and increased 43% in 1996 from $4.9 million in 1995. Marketing and sales expenses increased in 1997 as a result of the addition of a field sales staff, increased personnel costs, including costs associated with increased headcount, recruiting, and promotional expenses associated with the introduction of OrCAD Capture Enterprise Edition, OrCAD Express, OrCAD Express Enterprise Edition, OrCAD Layout Engineer's Edition and OrCAD Enterprise Bridge products. The growth in marketing and sales expenses in 1996 was primarily attributable to increased personnel costs, including costs associated with increased marketing headcount, resulting from the acquisitions of OrCAD Japan and Massteck, and a general increase in marketing activities. As a percentage of total revenue, marketing and sales expenses increased in 1997 to 42% from 34% in 1996 and decreased in 1996 from 36% in 1995. OrCAD expects marketing and sales expenses to continue to increase in absolute terms.

 General and Administrative

  General and administrative expenses include the costs associated with OrCAD's executive office, human resources, finance, information systems and operations functions. General and administrative expenses were relatively constant at $3.1 million in both 1997 and 1996. General and administrative expenses increased 61% to $3.1 million in 1996 from $1.9 million in 1995. General and administrative expenses increased in 1996 as a result of the acquisition of OrCAD Japan, increased personnel costs, including costs associated with increased headcount to support the growth in operations and the additional costs associated with being a public company. As a percentage of total revenue, general and administrative expenses decreased in 1997 to 12% from 14% in both 1996 and 1995. This decrease reflects the absorption of essentially unchanged general and administrative costs in 1997 over a higher revenue base. OrCAD expects general and administrative expenses to continue to increase in absolute terms to support the growth in operations.

 In-Process Research and Development

  In connection with the Company's acquisition of certain software technology of TEAM Corporation and Q Point Technology in the second quarter of 1997, the Company expensed approximately $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility. There were no in-process research and development costs incurred in 1996.

  In connection with the Company's acquisition of Massteck in 1995, the Company expensed approximately $971,000 of in-process research and development costs associated with certain Windows-based PCB layout technology which had not yet reached technological feasibility.

 Other Income, Net

  Other income, net consists of interest income, gains and losses on the disposal of fixed assets, sublease income, royalty income and foreign currency gains and losses. Interest income consists primarily of the earnings on available cash balances and marketable securities, which have generally been invested in short-term money market investments, treasury bills and corporate debt securities. Other income increased in 1997 to $1.5 million from $1.3 million in 1996, and increased in 1996 from $105,000 in 1995. Other income, net increased in 1997 and 1996 due primarily to higher interest income earned on increased cash, cash equivalents and investment balances resulting from cash generated from operations and the proceeds of the Company's initial public offering completed in March 1996.

 Income Taxes

  OrCAD's effective tax rate for 1997 was 30%, which differs from the combined federal and state statutory rate of approximately 38% primarily due to the decrease in the valuation allowance for deferred tax assets and the benefit of research and experimentation tax credits. OrCAD's effective tax rate for 1996 was 20%. The increase in the Company's effective tax rate during 1997 resulted from the use of all available net operating loss carryforwards in 1996. Income tax expense was $687,000 in 1997 as compared to $1.1 million in 1996. Federal and state net operating loss carryforwards were used to offset taxes payable on 1995 net income and consequently only minimal income tax was due for 1995.

 Quarterly Results of Operations

  The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as increased competition, timing of new product announcements, releases and pricing changes by the Company or its competitors, length of sales cycles, market acceptance or delays in the introduction of new or enhanced versions of OrCAD's products, timing of significant orders, seasonal factors, mix of direct and indirect sales, product mix, and economic conditions generally and in the EDA industry specifically. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the timing of the introduction of new products to the market, with customers waiting to place orders until new products became available. Quarterly operating results have also fluctuated as a result of seasonality of customer buying patterns. A substantial portion of OrCAD's revenue in each quarter results from orders booked in that quarter. Revenue from quarter to quarter is difficult to forecast, as minimal backlog exists at the end of any quarter because OrCAD's products typically are shipped and revenue recognized promptly after receipt of customers' orders. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with its revenue. The Company has recently experienced rapid growth and expansion. There can be no assurance that the Company will be able to grow in future periods, that it will be able to sustain its historical rate of revenue growth, or that its operations will remain profitable. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                              THREE-MONTH PERIODS ENDED
                          ------------------------------------------------------------------
                                        1997                              1996
                          --------------------------------- --------------------------------
                          MAR. 31 JUNE 30  SEPT. 30 DEC. 31 MAR. 31 JUNE 30 SEPT. 30 DEC. 31
                          ------- -------  -------- ------- ------- ------- -------- -------
                                                   (IN THOUSANDS)
Revenue:
  Products..............  $4,967  $ 5,846   $4,477  $5,648  $4,248  $4,579   $4,537  $4,458
  Service...............     935    1,157    1,363   1,488     677     730      786     892
                          ------  -------   ------  ------  ------  ------   ------  ------
    Total revenue.......   5,902    7,003    5,840   7,136   4,925   5,309    5,323   5,350
Cost and expenses:
  Cost of revenue prod-
   ucts.................     615      786      585     551     447     395      468     461
  Cost of revenue serv-
   ice..................     171      175      205     247     165     192      171     199
  Research and develop-
   ment.................   1,284    1,385    1,505   1,474   1,005   1,150    1,067   1,064
  Marketing and sales...   2,032    2,799    2,780   3,200   1,695   1,813    1,829   1,742
  General and adminis-
   trative..............     765      750      719     861     756     741      743     823
  In-process R & D......      --    2,203      --      --      --      --       --      --
                          ------  -------   ------  ------  ------  ------   ------  ------
    Total cost and ex-
     penses.............   4,867    8,098    5,794   6,333   4,068   4,291    4,278   4,289
                          ------  -------   ------  ------  ------  ------   ------  ------
Income (loss) from oper-
 ations.................   1,035   (1,095)      46     803     857   1,018    1,045   1,061
Other income, net.......     367      391      352     385     110     367      411     384
                          ------  -------   ------  ------  ------  ------   ------  ------
Income(loss) before in-
 come taxes.............   1,402     (704)     398   1,188     967   1,385    1,456   1,445
Income taxes............     491     (247)     139     304     184     310      306     251
                          ------  -------   ------  ------  ------  ------   ------  ------
Net income(loss)........  $  911  $  (457)  $  259  $  884  $  783  $1,075   $1,150  $1,194
                          ======  =======   ======  ======  ======  ======   ======  ======
Basic net income per
 share..................  $  .14  $  (.07)  $  .04  $  .13  $  .16  $  .16   $  .17  $  .18
                          ======  =======   ======  ======  ======  ======   ======  ======
Diluted net income per
 share..................  $  .13  $  (.07)  $  .04  $  .13  $  .14  $  .15   $  .16  $  .17
                          ======  =======   ======  ======  ======  ======   ======  ======

LIQUIDITY AND CAPITAL RESOURCES

  In 1997, the acquisitions of certain assets of TEAM Corporation and Q Point Technology and significant investments in fixed assets resulted in a $1.0 million decrease in working capital to $28.6 million at December 31, 1997 from $29.6 million at December 31, 1996. The Company's current ratio at December 31, 1997 was 5.4:1. The completion of the initial public offering of common stock in March 1996 and the exercise of OrCAD's underwriters' over-allotment option in April 1996 resulted in net proceeds of $23.3 million.

  OrCAD has available borrowing capacity consisting of a $3.0 million line of credit from a commercial bank. As of December 31, 1997, there was no indebtedness outstanding under this facility. OrCAD believes that current cash and investment balances, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements for at least the next twelve months. OrCAD currently has no significant capital commitments other than commitments under facility operating leases. OrCAD has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in preliminary discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of OrCAD's working capital or necessitate additional bank borrowings. No assurance can be given that additional borrowing capacity will be available or that, if available, such financing will be obtainable on terms favorable to OrCAD or its stockholders.

  The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" issue is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

  Increases and decreases in cash and cash equivalents are the result of the generation or use of cash in operating, investing and financing activities. Cash and cash equivalents increased $3.3 million in 1997 to $23.6 million from $20.3 million at December 31, 1996. Cash and cash equivalents increased $18.2 million in 1996 from $2.1 million in 1995.

  Cash provided by operating activities decreased $417,000 to $4.4 million in 1997 from $4.9 million in 1996. Cash provided by operating activities increased $3.3 million in 1996 from $1.6 million in 1995. Cash provided by operating activities decreased in 1997 primarily due to a decrease in net income, partially offset by charges related to in-process research and development incurred as a result of the purchases of certain assets of TEAM Corporation and Q Point Technology. Net income accounted for a substantial portion of the increased cash provided by operating activities for 1996.

  Cash used in investing activities in 1997 was $1.4 million and was primarily comprised of the purchase of software technology and the acquisition of fixed assets offset by proceeds from the maturity of investment securities. Cash used in investing activities in 1996 was $9.9 million and was primarily due to the purchase of investment securities with the proceeds of the Company's initial public offering in March of that year.

  Cash provided by financing activities in 1997 was $290,000 resulting from issuance of common stock through employee stock purchase plans and the exercise of stock options. The initial public offering of the Company's common stock in 1996 accounted for the $23.3 million of cash provided by financing activities in that year.

  The functional currency of OrCAD Japan is the Japanese yen which must be translated to U.S. dollars for consolidated financial reporting. Generally, Japanese sales are denominated in the Japanese yen. During the years ended December 31, 1997 and 1996 the U.S. dollar strengthened by approximately 13% and 12%, respectively, against the Japanese yen. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Japanese yen to U.S. dollars for consolidated financial reporting. As such, OrCAD's business and operating results will be impacted by the effects of future U.S. dollar and Japanese yen currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. OrCAD plans to adopt SFAS No. 130 on January 1, 1998. The impact on OrCAD's Financial Statements is not expected to be material.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting operating segments in annual Financial Statements and requires selected information about operating segments in interim Financial Statements. OrCAD plans to adopt SFAS No. 131 on January 1, 1998. The impact on OrCAD's Financial Statements is not expected to be material.

  In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2 "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. OrCAD plans to adopt SOP 97-2 on January 1, 1998. The impact on OrCAD's Financial Statements is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
OrCAD, Inc.:

  We have audited the accompanying consolidated balance sheets of OrCAD, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of OrCAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OrCAD, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations, and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP

Portland, Oregon
January 27, 1998

                                  ORCAD, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $23,620  $20,308
  Short-term investments.....................................   3,408    8,964
  Trade accounts receivable, net of valuation allowances of
   $639 and $ 637, respectively..............................   5,320    3,081
  Inventory, net.............................................     451      504
  Royalty receivable.........................................     --       193
  Other current assets.......................................   2,407      911
                                                              -------  -------
    Total current assets.....................................  35,206   33,961
                                                              -------  -------
Investments, long-term.......................................   2,722      --
Fixed assets, net............................................   1,880    1,018
Purchased software technology, net...........................     474      429
Goodwill and intangible assets, net..........................   2,378    2,704
Other assets.................................................     112      138
                                                              -------  -------
    Total assets............................................. $42,772  $38,250
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable........................................... $   402  $   484
  Accrued payroll and related liabilities....................   1,574      936
  Accrued liabilities........................................   1,370      857
  Accrued income taxes.......................................     553      607
  Deferred revenue...........................................   2,661    1,432
                                                              -------  -------
    Total current liabilities................................   6,560    4,316
                                                              -------  -------
Stockholders' equity:
  Common stock, par value $.01; 16,000,000 shares authorized;
   6,811,407 and 6,681,902 shares issued and outstanding at
   December 31, 1997 and 1996................................      68       67
  Additional paid-in capital.................................  36,716   35,992
  Accumulated deficit........................................    (494)  (2,091)
  Unrealized gain on investments, net........................       5        9
  Foreign currency translation adjustment....................     (83)     (43)
                                                              -------  -------
    Total stockholders' equity...............................  36,212   33,934
                                                              -------  -------
      Total liabilities and stockholders' equity............. $42,772  $38,250
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1997     1996    1995
                                                        -------  ------- -------
Revenue:
  Products............................................  $20,938  $17,822 $10,627
  Service.............................................    4,943    3,085   3,032
                                                        -------  ------- -------
    Total revenue.....................................   25,881   20,907  13,659
Cost and expenses:
  Cost of revenue products............................    2,537    1,771   1,587
  Cost of revenue service.............................      798      727     488
  Research and development............................    5,648    4,286   3,561
  Marketing and sales.................................   10,811    7,079   4,934
  General and administrative..........................    3,095    3,063   1,904
  In-process research and development.................    2,203       --     971
                                                        -------  ------- -------
    Total cost and expenses...........................   25,092   16,926  13,445
                                                        -------  ------- -------
Income from operations................................      789    3,981     214
                                                        -------  ------- -------
Other income (expense):
  Interest income.....................................    1,505    1,207      53
  Other, net..........................................      (10)      65      52
                                                        -------  ------- -------
                                                          1,495    1,272     105
                                                        -------  ------- -------
Income before income taxes............................    2,284    5,253     319
Income taxes..........................................      687    1,051       4
                                                        -------  ------- -------
Net income............................................  $ 1,597  $ 4,202 $   315
                                                        =======  ======= =======
Basic net income per share............................  $  0.24  $  0.68 $  0.20
                                                        =======  ======= =======
Diluted net income per share..........................  $  0.23  $  0.63 $  0.07
                                                        =======  ======= =======
Shares used in basic net income per share calculation.    6,737    6,190   1,584
                                                        =======  ======= =======
Shares used in diluted net income per share calcula-
 tion.................................................    7,018    6,618   4,425
                                                        =======  ======= =======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            PREFERRED                                              NET       FOREIGN
                              STOCK       COMMON STOCK  ADDITIONAL             UNREALIZED   CURRENCY       TOTAL
                          --------------  -------------  PAID-IN   ACCUMULATED   GAIN ON   TRANSLATION STOCKHOLDERS'
                          SHARES  AMOUNT  SHARES AMOUNT  CAPITAL     DEFICIT   INVESTMENTS ADJUSTMENT     EQUITY
                          ------  ------  ------ ------ ---------- ----------- ----------- ----------- -------------
Balance, December 31,
 1994...................   8,076  $  81     647   $  6   $ 7,305     $(6,608)     $--         $--         $   784
Issuance of common
 stockupon option
 exercises..............     --     --      199      2        68         --        --          --              70
Issuance of common stock
 inMassteck merger......     --     --      510      5     1,958         --        --          --           1,963
Issuance of common stock
 inISJ merger...........     --     --      427      5     2,981         --        --          --           2,986
Foreign currency
 translation adjustment.     --     --      --     --        --          --        --           (4)            (4)
Net income..............     --     --      --     --        --          315       --          --             315
                          ------  -----   -----   ----   -------     -------      ----        ----        -------
Balance, December 31,
 1995...................   8,076     81   1,783     18    12,312      (6,293)      --           (4)         6,114
Issuance of common stock
 upon option exercises..     --     --      195      2        81         --        --          --              83
Issuance of common stock
 under employee stock
 purchase plan..........     --     --       11    --         88         --        --          --              88
Issuance of common stock
 net of offering costs
 of $2,951..............     --     --    2,382     24    23,230         --        --          --          23,254
Issuance of common stock
 upon exercise of stock
 warrants...............     --     --        4    --        --          --        --          --             --
Issuance of common stock
 upon conversion of
 preferred shares.......  (8,076)   (81)  2,307     23        58         --        --          --             --
Unrealized gain on
 investments............     --     --      --     --        --          --          9         --               9
Tax benefit from stock
 option exercises.......     --     --      --     --        223         --        --          --             223
Foreign currency
 translation adjustment.     --     --      --     --        --          --        --          (39)           (39)
Net income..............     --     --      --     --        --        4,202       --          --           4,202
                          ------  -----   -----   ----   -------     -------      ----        ----        -------
Balance, December 31,
 1996...................     --     --    6,682     67    35,992      (2,091)        9         (43)        33,934
Issuance of common stock
 upon option exercises..     --     --      100      1        82         --        --          --              83
Issuance of common stock
 under employee stock
 purchase plan..........     --     --       29    --        207         --        --          --             207
Unrealized loss on
 investments............     --     --      --     --        --          --         (4)        --              (4)
Tax benefit from stock
 option exercises.......     --     --      --     --        435         --        --          --             435
Foreign currency
 translation adjustment.     --     --      --     --        --          --        --          (40)           (40)
Net income..............     --     --      --     --        --        1,597       --          --           1,597
                          ------  -----   -----   ----   -------     -------      ----        ----        -------
Balance, December 31,
 1997...................     --   $ --    6,811   $ 68   $36,716     $  (494)     $  5        $(83)       $36,212
                          ======  =====   =====   ====   =======     =======      ====        ====        =======

          See accompanying notes to consolidated financial statements.

                                  ORCAD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1997     1996     1995
                                                      -------  -------  ------
Cash flows from operating activities:
  Net income......................................... $ 1,597  $ 4,202  $  315
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization....................   1,418    1,103     591
    Provision for losses on receivables and sales
     returns.........................................      28      220     (47)
    Provision for inventory reserves.................      21        9     (20)
    Deferred income taxes............................    (443)      64     --
    Write-off of research and development costs
     acquired........................................   2,203      --      971
    (Gain) loss on disposal of fixed assets..........      19       23      (2)
  Changes in assets and liabilities:
    Trade accounts receivable........................  (2,218)    (703)   (338)
    Inventory........................................      22      (84)    (25)
    Royalty receivable...............................     193      245     133
    Lease receivable.................................       7      --   --
    Other current assets.............................  (1,077)    (421)   (137)
    Accounts payable.................................    (170)    (437)    141
    Accrued payroll and related liabilities..........     641      123     359
    Accrued liabilities..............................     577     (500)     70
    Deferred revenue.................................   1,237      276    (438)
    Accrued income taxes.............................     388      740     --
                                                      -------  -------  ------
      Total adjustments..............................   2,846      658   1,258
                                                      -------  -------  ------
  Net cash provided by operating activities..........   4,443    4,860   1,573
                                                      -------  -------  ------
Cash flows from investing activities:
    Cash acquired in mergers.........................     --       --      503
    Acquisition of fixed assets......................  (1,597)    (658)   (409)
    Acquisition of software technology...............  (2,450)    (300)    (73)
    Proceeds from sale of fixed assets...............     --        24     --
    Intangible assets acquired.......................    (165)     --      --
    Maturity (purchase) of investments, net..........   2,829   (8,964)    --
                                                      -------  -------  ------
  Net cash provided (used) by investing activities...  (1,383)   9,898      21
Cash flows from financing activities:
    Payments on capital leases.......................     --      (119)   (157)
    Proceeds from issuance of common stock, net......     290   23,425      70
                                                      -------  -------  ------
  Net cash provided (used) by financing activities...     290   23,306     (87)
Effects of exchange rate on cash.....................     (38)     (40)     (9)
  Net increase in cash and cash equivalents..........   3,312   18,228   1,498
Cash and cash equivalents at beginning of period.....  20,308    2,080     582
                                                      -------  -------  ------
Cash and cash equivalents at end of period........... $23,620  $20,308  $2,080
Supplemental disclosures of cash flow information:
  Interest paid...................................... $     5  $    10  $   26
  Income taxes paid.................................. $   861  $   377  $  --
Non-cash investing and financing activities:
  Net assets acquired in mergers..................... $   --   $   --   $4,949

          See accompanying notes to consolidated financial statements

                                  ORCAD, INC.

                         NOTES TO FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

  OrCAD, Inc. ("OrCAD," or the "Company") develops, markets and supports software products that assist electronics designers in developing field-programmable gate arrays, including complex programmable logic devices, and printed circuit boards. OrCAD operates in a single business segment, comprising the electronic design automation industry.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of OrCAD and its subsidiaries, Massteck Ltd. (Massteck) and OrCAD Japan K.K., formerly Intelligent Systems Japan K.K. (ISJ) from the date of inception or acquisition. All intercompany balances have been eliminated in consolidation. In December 1995, OrCAD acquired ISJ in a transaction accounted for as a purchase. In June 1995, OrCAD acquired Massteck in a transaction accounted for as a purchase.

 Cash and Cash Equivalents

  For purposes of the accompanying consolidated statements of cash flows, OrCAD considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost and consist primarily of money market funds, commercial paper, municipal bonds and municipal auction preferred stock. The carrying amount of cash and cash equivalents approximates fair value.

 Investments

  Investments, which consist of debt securities and U.S. Treasury Notes, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

  At December 31, 1997, the contractual maturities of available-for-sale investments ranged from thirty-six days to less than one and one-half years. OrCAD received net proceeds from the maturity or sale of investments of $2,829, $2,000, and $0, for the years ended December 31, 1997, 1996 and 1995, respectively.

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

 Concentration of Credit Risk

  Financial instruments which potentially subject OrCAD to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. Management believes the credit risk associated with cash, cash equivalents and investments is minimal. OrCAD sells its products to customers who are primarily designers and manufacturers of electronic components. OrCAD's accounts receivable are derived primarily from customers located in North America, Europe and Japan. Management believes that the risk of credit loss is substantially reduced due to the diversity of its customers and their dispersion across many geographic areas and electronic industries.

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

 Revenue Recognition

  Revenue primarily includes revenue from software product shipments and revenue from extended support agreements. OrCAD recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When OrCAD receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the maintenance period, generally three months. Deferred revenue on extended support agreements that are sold separately from product sales is recognized ratably over the contract period, generally one year. Revenue from customer training, support and other services is recognized as the services are performed.

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

 Purchased Software Technology

  OrCAD has acquired technologies in connection with certain business combinations and licensing agreements. The cost of such purchased technology is generally amortized using the straight-line method over its estimated useful life. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $203, $92 and $77 respectively.

 Foreign Currency

  The local currency of OrCAD Japan is the functional currency. Assets and liabilities of OrCAD Japan are translated into U.S. dollars using exchange rates in effect at the translation date, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. Gains or losses occurring on transactions, which have been insignificant, are included in the consolidated statements of operations as other income (expense).

 Goodwill and Intangible Assets

  The Company has recorded goodwill and intangible assets in connection with its business combinations and certain asset acquisitions. Goodwill and intangible assets are being amortized over their estimated useful lives, ranging from three to ten years. Goodwill and intangible asset amortization was $491, $452, and $79 for the years ended December 31, 1997, 1996 and 1995, respectively.

 Income Taxes

  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Net Income Per Share

  On January 1, 1997 the Company adopted SFAS No. 128 "Earnings Per Share". Accordingly, "basic net income per share" and "diluted net income per share" for the year ended December 31, 1997 and for all prior periods presented were computed using the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic net income per share computations for the years ended December 31, 1997, 1996 and 1995 were 6,737, 6,190 and 1,584, respectively. For diluted net income per share, 281, 428 and 534 shares were added to the weighted average number of common shares outstanding for 1997, 1996 and 1995, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. Additionally, in 1995, diluted net income per share included 2,307 shares of Series A preferred stock which were automatically converted into the same number of shares of common stock at the completion of the Company's initial public offering in March 1996. Basic and diluted net income per share for the year ended December 31, 1995, and prior years have been restated to reflect the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98.

 Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of investments is based on current market values. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 Use of Estimates

  Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Reclassifications

  Certain reclassifications have been made in the accompanying consolidated financial statements for 1996 and 1995 to conform with the 1997 presentation.

NOTE 2. ACQUISITIONS

  In October 1997, OrCAD entered into an Agreement and Plan of Merger (the "Merger Agreement") with MicroSim Corporation, a privately held California Corporation. On January 20, 1998 OCA Merger Corporation was merged with and into MicroSim and all of the issued and outstanding shares of MicroSim Common Stock and all of the outstanding options and other rights to acquire MicroSim Common Stock were converted into and exchanged for 2,427,714 shares of OrCAD Common Stock (the "Merger"). The Merger will be accounted for as a pooling of interests in 1998. Since the Merger was not consummated as of December 31, 1997, the results of MicroSim are not included in the accompanying consolidated financial statements. The combined financial statements of OrCAD and MicroSim will be included in the Company's 1998 Form 10-Q's and Form 10-K, and all prior periods presented in OrCAD's historical financial statements will be restated to reflect the Merger.

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

  The following unaudited pro forma data summarizes the combined results of operations of OrCAD and MicroSim as if the Merger had been consummated on January 1, 1995.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
     Revenue........................................... $43,995 $37,034 $28,317
                                                        ======= ======= =======
     Net income........................................ $ 3,904 $ 5,266 $ 1,633
                                                        ======= ======= =======
     Basic net income per share........................ $   .43 $   .61 $   .41
                                                        ======= ======= =======
     Diluted net income per share...................... $   .41 $   .58 $   .24
                                                        ======= ======= =======

  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

  In June 1997, the Company acquired certain technology and development personnel from Q Point Technology for approximately $720. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $433, purchased technology capitalization of $248, and goodwill of $39 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the purchase price to Q Point's in-process product development that had not reached technological feasibility. The Company is amortizing the goodwill and purchased technology over a period of three years and five years, respectively.

  In April 1997, the Company acquired certain technology and sales personnel from TEAM Corporation for approximately $1,900. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $1,800, and goodwill of $126 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the acquisition cost to TEAM's in-process product development that had not reached technological feasibility. In addition, there are certain contingent amounts payable over the next three years based on the achievement of specific revenue milestones.

  In December 1995, the Company issued 426,468 shares of common stock in exchange for all of the outstanding common stock of ISJ. The acquisition was accounted for as a purchase, and the financial results of ISJ have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Intangible assets of $2,685 and $300 represent the estimated fair value of the customer list and goodwill acquired from ISJ.

  In June 1995, the Company issued 510,031 shares of common stock and reserved 50,717 common shares for issuance upon exercise of vested common stock options in exchange for all of the outstanding common and preferred stock and vested stock options of Massteck. The acquisition was accounted for as a purchase, and the financial results of Massteck have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in an in-process research and development charge of $971, because certain acquired technology had not reached technological feasibility. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $250 was recognized as goodwill and is being amortized on a straight-line basis over three years.

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

NOTE. 3 BALANCE SHEET COMPONENTS

 Other Current Assets

  OrCAD's other current assets include the following:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Deferred income taxes, net................................  $  513  $   80
     Prepaid expenses and other................................   1,894     831
                                                                 ------  ------
                                                                 $2,407  $  911
                                                                 ======  ======

 Fixed Assets

  OrCAD's fixed assets include the following:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Vehicles..................................................  $   43  $   48
     Furniture & Fixtures......................................     888     386
     Computer Equipment........................................   2,173   1,576
     Leasehold Improvements....................................      81      49
     Software..................................................     802     688
                                                                 ------  ------
                                                                  3,987   2,747
     Less Accumulated depreciation and amortization............  (2,107) (1,729)
                                                                 ------  ------
                                                                 $1,880  $1,018
                                                                 ======  ======

  Depreciation and amortization expense was approximately $705, $542, and $428 for the years ended December 31, 1997, 1996, and 1995, respectively.

 Accrued Liabilities

  OrCAD's accrued liabilities include the following:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Accrued director and officer insurance....................  $  --   $  227
     Accrued sales expenses....................................     364     --
     Other.....................................................   1,006     630
                                                                 ------  ------
                                                                 $1,370  $  857
                                                                 ======  ======


NOTE 4. NOTE PAYABLE AND LINE OF CREDIT

  On September 5, 1996, OrCAD entered into a Business Loan Agreement with a commercial bank for a $3,000 line of credit to be used for operating needs. The line of credit bears interest at the bank's prime rate plus .50%. The Agreement is secured by all assets of OrCAD. There were no outstanding borrowings under the agreement at December 31, 1997 or December 31, 1996.

                                  ORCAD, INC.

               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

NOTE 5.  5. TAXES

  Domestic and foreign pre-tax income (loss) is as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997    1996  1995
                                                           ------  ------ -----
     Domestic............................................. $2,576  $5,007 $ 343
     Foreign..............................................   (292)    246   (24)
                                                           ------  ------ -----
       Total.............................................. $2,284  $5,253 $ 319
                                                           ======  ====== =====

  The provision for income taxes is as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997    1996  1995
                                                           ------  ------ -----
     Current:
       Federal............................................ $  934  $  306 $ --
       State..............................................    157       4   --
       Foreign............................................     29     677     5
                                                           ------  ------ -----
                                                            1,120     987     5
                                                           ------  ------ -----
     Deferred:
       Federal............................................   (364)    --    --
       State..............................................    (76)    --    --
       Foreign............................................      7      64    (1)
                                                           ------  ------ -----
                                                             (433)     64    (1)
                                                           ------  ------ -----
         Total............................................ $  687  $1,051 $   4
                                                           ======  ====== =====

  The actual income tax expense for the years ended December 31, 1997, 1996 and 1995 differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1997      1996     1995
                                                     -------  --------  -------
   Expected income tax expense.....................  $   777  $  1,786  $   108
   State income tax expense........................      121       234       61
   Decrease in the valuation allowance for deferred
    tax assets.....................................     (261)     (749)    (321)
   Benefit of research and experimentation tax
    credit.........................................     (247)     (128)     (59)
   Goodwill amortization and in-process costs
    attributable to the Massteck acquisition.......      154       154      347
   Differences between financial and tax reporting
    for common stock option exercises..............       89      (646)     (71)
   Foreign tax rate differential...................        7       546      --
   Foreign sales corporation benefit...............      (89)      (67)     --
   Other...........................................      136       (79)     (61)
                                                     -------  --------  -------
   Actual expense..................................  $   687  $  1,051  $     4
                                                     =======  ========  =======

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
  The income tax effects of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Deferred tax assets:
     Accounts receivable, due to allowance for doubtful ac-
      counts.................................................  $   131  $   174
     Inventory, due to reserve for obsolescence..............       67       93
     Accrued vacation pay....................................      136      135
     Purchased technology, due to differences in amortiza-
      tion...................................................      --        24
     In-process research and development, due to amortization
      differences............................................      804      --
     Research and experimentation credit carryforwards.......      491      601
     Sales return allowances.................................       91       40
     Net operating loss carryforwards........................      --       549
     Other...................................................      327      213
                                                               -------  -------
       Total gross deferred tax assets.......................    2,047    1,829
   Less valuation allowance..................................   (1,474)  (1,735)
                                                               -------  -------
       Net deferred tax assets...............................      573       94
   Deferred tax liabilities:
     Other...................................................       60       14
                                                               -------  -------
       Total gross deferred tax liabilities..................       60       14
                                                               -------  -------
       Net deferred tax assets...............................  $   513  $    80
                                                               =======  =======

  The valuation allowance for deferred tax assets as of January 1, 1995 was $2,805. The net change in the valuation allowance for the years ended December 31, 1997, 1996 and 1995 was a decrease of $261, $749, and $321, respectively. In addition, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits were applied directly to contributed capital was $435 and $223 at December 31, 1997 and 1996, respectively. These amounts were attributable to differences between financial and tax reporting for employee stock option exercises.

  At December 31, 1997, the Company had unused research and experimentation credits of $445, which expire in 2011 through 2012.

NOTE 6. LEASE COMMITMENTS

  OrCAD leases office space under various noncancelable operating lease agreements. Lease expense was $389, $370 and $382 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Future minimum lease payments under noncancelable leases are as follows:

      YEAR ENDED DECEMBER 31,                                          OPERATING
      -----------------------                                          ---------
      1998............................................................  $  423
      1999............................................................     444
      2000............................................................     371
      2001............................................................     118
      Thereafter......................................................     --
                                                                        ------
        Total.........................................................  $1,356
                                                                        ======

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
NOTE 7. FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

  OrCAD's subsidiary in Japan accounted for $4,013, $4,332 and $361 of total revenue and had net losses of ($329), ($51) and ($27) for the years ended December 31, 1997, 1996 and 1995, respectively. Identifiable assets of this subsidiary were $1,148 and $922 at December 31, 1997 and 1996, respectively.

  Revenue by geographical area is provided below:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
      United States..................................... $16,975 $11,638 $ 9,045
      Canada............................................   1,071   1,081     484
                                                         ------- ------- -------
        North America...................................  18,046  12,719   9,529
      Europe............................................   2,755   3,048   2,121
      Japan.............................................   4,013   4,332   1,102
      Other international...............................   1,067     808     907
                                                         ------- ------- -------
                                                         $25,881 $20,907 $13,659
                                                         ======= ======= =======

NOTE 8. STOCKHOLDERS' EQUITY

 Common Stock

  On March 1, 1996, OrCAD completed a public offering of 3,200,0000 shares of common stock which generated net proceeds of approximately $19,400 after deducting applicable issuance costs and expenses. On April 4, 1996, OrCAD's underwriters' exercised their over-allotment option resulting in the issuance of an additional 382,299 shares of common stock which generated net proceeds of approximately $3,900 after deducting applicable issuance costs and expenses.

 Preferred Stock

  In connection with the completion of OrCAD's initial public offering in March 1996, all of the outstanding Series A preferred stock was automatically converted into 2,307,397 shares of OrCAD's common stock.

 Reserved Common Stock

  At December 31, 1997, OrCAD had 2,896,364 shares of common stock reserved for future issuance under all stock option plans.

NOTE 9. STOCK OPTION PLANS

 1995 Stock Incentive Plan

  Under the 1995 Stock Incentive Plan, OrCAD may sell shares of common stock and grant either incentive stock options or non-qualified stock options to certain employees and consultants at the discretion of the Board of Directors. OrCAD has reserved 2,000,000 shares of common stock which may be optioned and/or sold under the 1995 Incentive Plan. The 1995 Incentive Plan provides that (i) the exercise price of an incentive stock option must be no less than the fair market value of OrCAD's common stock at the date of grant, (ii) the exercise price of a non-qualified stock option must be no less than 85% of the fair market value, and (iii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value, all as determined by the Board of Directors. The Board of Directors has the authority to set expiration dates no longer than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options are generally canceled no more than 90 days after termination of employment and become available for grant under the 1995 Incentive Plan.

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

 1995 Stock Option Plan

  Under the 1995 Stock Option Plan, OrCAD may grant incentive stock options or nonqualified stock options up to a maximum of 51,699 shares of common stock to directors, officers, employees and consultants.
Nonqualified stock options must be granted at not less than 85% of the fair market value, and incentive stock options must be granted at not less than the fair market value, at the date of grant. The exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value at the date of grant. The Board of Directors has authority to set expiration dates no longer than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant.

 1995 Stock Option Plan for Nonemployee Directors

  Under the 1995 Stock Option Plan for Nonemployee Directors, OrCAD may grant non-qualified stock options up to a maximum of 500,000 shares of common stock. The exercise price of options granted under the Plan may not be less than the fair market value of common stock on the date of grant. All options granted under the Plan will be non-qualified and expire ten years from the date of grant. Shares that are associated with options that are forfeited or terminated will again be available for grant.

 1991 Non-Qualified Stock Option Plan

  Under the 1991 Non-Qualified Stock Option Plan, OrCAD may grant non-qualified stock options up to a maximum of 962,238 shares of common stock. Options may be granted at the Board of Directors' discretion at not less than 85% of the fair market value of the common stock at the date of such grant. Options shall expire on the date specified by the Board of Directors but this date shall in no event exceed ten years from the date of grant.

  Stock option activity under the foregoing plans is summarized as follows:

                                                                       WEIGHTED-
                                                              SHARES    AVERAGE
                                                              UNDER    EXERCISE
                                                              OPTION     PRICE
                                                             --------  ---------
     Outstanding at December 31, 1994.......................  619,188    $ .35
     Granted................................................  276,217     2.87
     Exercised.............................................. (199,202)     .35
     Canceled...............................................  (14,646)     .35
                                                             --------
     Outstanding at December 31, 1995.......................  681,557     1.36
                                                             --------
     Granted................................................  128,427    11.70
     Exercised.............................................. (194,828)     .42
     Canceled...............................................   (9,927)    1.94
                                                             --------
     Outstanding at December 31, 1996.......................  605,229     3.86
                                                             --------
     Granted................................................  525,756     8.74
     Exercised..............................................  (99,657)     .84
     Canceled...............................................  (97,231)    9.66
                                                             --------
     Outstanding at December 31, 1997.......................  934,097    $6.33
                                                             ========

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
  The weighted-average fair value of options granted during 1997, 1996 and 1995 was $5.34, $6.78 and $1.08, respectively.

  At December 31, 1997 OrCAD had four stock-based compensation plans, which are described above and an employee stock purchase plan which is discussed in note 10. OrCAD applies APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants and purchase rights in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 76%, 49% and 0%; risk-free interest rate ranging from 5.3% to 5.8% in 1997; 5.3% to 6.4% in 1996 and from 5.3% to 6.7% in 1995 for all plans; and expected lives of five years for all Plans except the 1995 Stock Option Plan and the 1996 Employee Stock Purchase Plan, which are estimated at 2 years and .5 years, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, OrCAD's net income and net income per share for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the following pro forma amounts:

                                                              1997   1996  1995
                                                             ------ ------ ----
     Net income:
       As reported.......................................... $1,597 $4,202 $315
       Pro forma............................................ $1,104 $3,772 $288
     Basic net income per share:
       As reported.......................................... $  .24 $  .68 $.20
       Pro Forma............................................ $  .16 $  .61 $.18
     Diluted net income per share
       As reported.......................................... $  .23 $  .63 $.07
       Pro forma............................................ $  .16 $  .57 $.07

  The resulting pro forma compensation costs may not be representative of that expected in future years.

  The following table summarizes information about fixed stock options outstanding at December 31, 1997.

                     OPTIONS OUTSTANDING                 OPTIONS EXCERCISABLE
       -----------------------------------------------------------------------
                        NUMBER     WEIGHTED-               NUMBER
                     OUTSTANDING    AVERAGE   WEIGHTED- EXERCISABLE  WEIGHTED-
         RANGE OF         AT       REMAINING   AVERAGE       AT       AVERAGE
         EXERCISE    DECEMBER 31, CONTRACTUAL EXERCISE  DECEMBER 31, EXERCISE
          PRICE          1997        LIFE       PRICE       1997       PRICE
         --------    ------------ ----------- --------- ------------ ---------
      $         .35    204,692     5.7 years    $ .35     169,010      $ .35
                .88      1,077     7.7 years      .88         496        .88
               3.50    129,244     7.8 years     3.50      66,977       3.50
        7.25-- 9.00    469,474     8.4 years     8.36      94,162       8.29
        9.13--12.00     99,910     8.8 years    10.21       6,013       9.95
       12.13--15.50     29,700     8.9 years     8.90      20,370      15.46
      $  .35--15.50    934,097     7.8 years    $6.33     357,028      $4.06

NOTE 10. EMPLOYEE BENEFIT PLANS

 401(k) Plan

  OrCAD has a 401(k) retirement savings plan covering substantially all employees, excluding employees of OrCAD Japan. Contributions to the plan were matched at the discretion of the Board of Directors. The matching contributions amounted to $199, $151 and $41 for 1997, 1996 and 1995, respectively.

                                  ORCAD, INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

 1996 Employee Stock Purchase Plan

  Under the 1996 Employee Stock Purchase Plan, which became effective May 1, 1996, eligible employees of OrCAD are permitted to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period, whichever is lower. No employee is entitled to purchase shares of common stock having a value (determined on the first day of the offering period) of more than $25,000 in any calendar year. At December 31, 1997, 159,466 of the 200,000 shares of OrCAD common stock originally reserved for issuance under the plan remained available. There were 29,848 and 10,686 shares issued under the plan in 1997 and 1996, respectively.

NOTE 11. SUBSEQUENT EVENT (UNAUDITED)

  In February 1998, the Company entered into a noncancelable operating lease for a new facility. The Company intends to move into the new facility in the summer of 1999. Future minimum lease payments under such lease are as follows (in thousands):

          1998......................................... $   --
          1999.........................................     593
          2000.........................................   1,186
          2001.........................................   1,186
          2002.........................................   1,186
          Thereafter...................................  11,969
                                                        -------
          Total........................................ $16,120
                                                        =======

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is included under the captions "Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held May 22, 1998 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included under the caption "Executive Compensation" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held May 22, 1998 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included under the caption "Stock Owned by Management and Principal Stockholders" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held May 22, 1998 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included under the caption "Certain Relationships and Related Transactions" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held May 22, 1998 and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. (1) Financial Statements

  The following financial statements are set forth in Item 8 of this Annual
Report:

  Report of Independent Auditors
  Consolidated Balance Sheets, December 31, 1997 and 1996
  Consolidated Statements of Operations, Years Ended December 31, 1997, 1996
     and 1995
  Consolidated Statements of Stockholders' Equity, Years Ended December 31,
     1997, 1996 and 1995
  Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1996
     and 1995
  Notes to Consolidated Financial Statements

                                                                     FORM 10-KSB
                                                                      PAGE NO.
                                                                     -----------
A. (2) FINANCIAL STATEMENT SCHEDULES:
    (a) VIII--Valuation and Qualifying Accounts.....................     S-1
    (b) Report of Independent Auditors..............................     S-2

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. EXHIBITS

    2.0 Agreement and Plan of Merger dated as of October 13, 1997, by and among OrCAD, Inc., OCA Merger Corporation and MicroSim Corporation.**
    3.1  Restated Certificate of Incorporation of OrCAD, Inc.*
    3.2  Restated Bylaws of OrCAD, Inc.*
    4.3  Rights Agreement dated September 18, 1992*
    4.4  Restricted Stock and Registration Rights Agreement dated May 30, 1995*
    4.5  Piggyback Registration Rights Agreement dated December 1, 1995*
   10.1 Form of Indemnity Agreement between OrCAD, Inc. and each of its executive officers and directors*
   10.2  1991 Non-Qualified Stock Option Plan*
   10.3  1995 Stock Option Plan*
   10.4  1995 Stock Option Plan for Nonemployee Directors*
   10.5  1995 Stock Incentive Plan*
   10.6  Stock Exchange Agreement dated December 2, 1995 by and among OrCAD,
         Inc., Intelligent Systems Corporation, Stuart A. Harrington, Michael
         A. Burton, J. Leland Strang, Bonnie L. Herron, Francis A. Marks and
         Takeo Maruichi.*
   10.7  Lease between Pen Nom I Corp. and OrCAD, Inc. dated May 21, 1993*
   10.8  Lease Agreement dated as of January 31, 1995 by and between Kurian
         Limited Partnership and Massteck Ltd.*
   10.9  1996 Employee Stock Purchase Plan*
   10.10 Lease between Magellan Irvine Oaks Limited Partnership and MicroSim
         Corporation, dated February 5, 1997.
   10.11 Lease between Tigard Triangle I, LLC and OrCAD, Inc., dated February
         20, 1998.
   11.0  Statement regarding earnings per share computation
   21.0  Subsidiaries of the Registrant
   23.1   Consent of KPMG Peat Marwick LLP
   27.1   Financial Data Schedule for Fiscal Year Ended December 31, 1997
   27.2   Financial Data Schedule for Fiscal Year Ended December 31, 1996

   * Incorporated by reference to Exhibits of OrCAD's Registration Statement on Form SB-2 as amended, effective March 1, 1996 (Commission Registration No. 333-00198-LA).

  ** Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated December 12, 1997, File No. 333-38395.

  (b) No reports on Form 8-K have been filed by the Registrant during the fourth quarter of calendar 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 1998                      OrCAD, Inc.

                                                /s/ Michael F. Bosworth
                                          By___________________________________
                                              MICHAEL F. BOSWORTH CHAIRMAN OF
                                               THE BOARD ANDCHIEF EXECUTIVE
                                                   OFFICER AND PRESIDENT

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

PRINCIPAL FINANCIAL OFFICER AND DIRECTOR:

     /s/ Michael F. Bosworth           Chairman of the          March 30, 1998
-------------------------------------   Board Chief
         MICHAEL F. BOSWORTH            Executive Officer
                                        and President

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

       /s/ P. David Bundy              Vice-President and       March 30, 1998
-------------------------------------   Chief Financial
           P. DAVID BUNDY               Officer

DIRECTORS:

      /s/ Wolfram H. Blume             Director                 March 30, 1998
-------------------------------------
          WOLFRAM H. BLUME

     /s/ Stephen W. Director           Director                 March 30, 1998
-------------------------------------
         STEPHEN W. DIRECTOR

     /s/ Richard P. Magnuson           Director                 March 30, 1998
-------------------------------------
         RICHARD P. MAGNUSON

        /s/ James B. Moon              Director                 March 30, 1998
-------------------------------------
            JAMES B. MOON

       /s/ John C. Savage              Director                 March 30, 1998
-------------------------------------
           JOHN C. SAVAGE

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                                                     ADDITIONS
                                              -----------------------    OTHER
                                                           CHARGED TO   CHANGES
                                    BALANCE,   CHARGED TO    OTHER        ADD       BALANCE,
                                    BEGINNING    COSTS      ACCOUNTS    (DEDUCT)     END OF
   YEAR DESCRIPTION                  OF YEAR  AND EXPENSES (DESCRIBE)  (DESCRIBE)     YEAR
   ---- -----------                 --------- ------------ ----------  ----------   --------
   1997 Allowance for doubtful
        accounts and sales
        returns...................    $ 637      $1,058      $ --       $(1,056)(a)   $639
        Allowance for obsolete
        inventory.................       49         156        --          (144)(b)     61
   1996 Allowance for doubtful
        accounts and sales
        returns...................      422         921        --          (706)(a)    637
        Allowance for obsolete
        inventory.................       40          50        --           (41)(b)     49
   1995 Allowance for doubtful
        accounts and sales
        returns...................      338         564        131(c)      (611)(a)    422
        Allowance for obsolete
        inventory.................       60          51        --           (71)(b)     40

--------

(a)  Write-off of accounts receivable against allowance account.

(b)  Write-off of obsolete inventory.

(c)  Addition to allowance for doubtful accounts as part of acquisitions.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
OrCAD, Inc.:

  Under date of January 27, 1998, we reported on the consolidated balance sheets of OrCAD, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the 1997 Annual Report to stockholders. These consolidated financial statements and our report thereon are included in the Annual Report on Form 10-KSB for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of OrCAD's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KMPG PEAT MARWICK LLP

Portland, Oregon
January 27, 1998