Form 10-Q
period 1998-03-31
ORCAD INC
filed 1998-05-15
CIK 881411

                                                     TOTAL NUMBER OF PAGES IS 14
                                                                    PAGE 1 OF 14


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 1998
                        Commission File Number 0-27692

                                  OrCAD, INC.
                                 (Registrant)

                     Incorporated in the State of Delaware

               I.R.S. Employer Identification Number 93-1062832

               9300 S.W. Nimbus Avenue, Beaverton, Oregon  97008

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

On March 31, 1998, 9,265,002 shares of the registrant's common stock were issued and outstanding.

                                  OrCAD, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                 PAGE NO.
--------  ------------------------------------------------- ------------------  --------
Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 1998
               and December 31, 1997                                                3

               Consolidated Statements of Operations - Three months
               ended March 31, 1998 and 1997                                        4

               Consolidated Statements of Cash Flows - Three months
               ended March 31, 1998 and 1997                                        5

          Notes to consolidated financial statements                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       8

PART II.  OTHER INFORMATION
--------  -----------------

Item 2.   CHANGES IN SECURITIES                                                    13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES                                                               14

                                  OrCAD, Inc.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                            March 31,
                                                              1998          December 31,
                                                           (Unaudited)          1997
                                                           -----------      ------------
Assets
Current assets:
   Cash and cash equivalents                                 $23,551           $31,618
   Short-term investments                                     10,435             3,408
   Trade accounts receivable, net of doubtful accounts
       and sales return allowances of $913 and $793            7,609             8,800
   Inventory, net                                                627               675
   Deferred taxes                                                849               845
   Other current assets                                        1,783             2,503
                                                             -------           -------
      Total current assets                                    44,854            47,849
                                                             -------           -------

Investments, long-term                                         3,889             2,722
Fixed assets, net                                              3,538             3,360
Purchased software technology, net                               421               474
Goodwill and intangible assets, net                            2,238             2,378
Other assets                                                     265               124
                                                             -------           -------
      Total assets                                           $55,205           $56,907
                                                             =======           =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                         $   613            $   661
   Accrued payroll and related liabilities                    1,763              2,241
   Accrued liabilities                                        3,627              1,870
   Accrued income taxes                                         --               1,081
   Deferred revenue                                           4,728              4,881
                                                            -------            -------
      Total current liabilities                              10,731             10,734

Deferred taxes                                                   19                 19

Stockholders' equity:
   Common stock                                                  93                 92
   Additional paid-in capital                                37,606             37,583
   Retained earnings                                          7,025              8,604
   Unrealized gain (loss) on investments, net                    (1)                 5
   Notes receivable - employee stock purchases                 (158)               (47)
   Foreign currency translation adjustment                     (110)               (83)
                                                            -------            -------
      Total stockholders' equity                             44,455             46,154
                                                            -------            -------
      Total liabilities and stockholders' equity            $55,205            $56,907
                                                            =======            =======

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                   Three-months ended
                                             ---------------------------------
                                                March 31,         March 31,
                                                  1998              1997
                                             ---------------   ---------------
Revenue:
   Products                                   $       8,806     $       8,086
   Service                                            2,835             1,781
                                             ---------------   ---------------
      Total revenue                                  11,641             9,867

Cost and expenses:
   Cost of revenue - products                           864             1,187
   Cost of revenue - service                            561               411
   Research and development                           3,042             2,713
   Marketing and sales                                4,655             3,282
   General and administrative                         1,361             1,133
   Merger-related costs                               4,081                --
                                             ---------------   ---------------
      Total cost and expenses                       14,564             8,726
                                             ---------------   ---------------
Income (loss) from operations                        (2,923)            1,141
                                             ---------------   ---------------

Other income (expense):
   Interest income (expense), net                       501               454
   Other, net                                            (7)               (6)
                                             ---------------   ---------------
                                                        494               448

Income (loss) before income taxes                    (2,429)            1,589
   Income tax expense (benefit)                        (850)              609
                                             ---------------   ---------------

Net income (loss)                             $      (1,579)    $         980
                                             ===============   ===============

Basic net income (loss) per share             $       (0.17)    $        0.11
                                             ===============   ===============

Diluted net income (loss) per share           $       (0.17)    $        0.10
                                             ===============   ===============

Shares used in basic net income (loss)
 per share calculation                                9,252             9,114
                                             ===============   ===============

Shares used in diluted net income (loss)
 per share calculation                                9,252             9,378
                                             ===============   ===============

                See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                         Three-months Ended
                                                                                    -----------------------------
                                                                                      March 31,       March 31,
                                                                                        1998            1997
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income (loss)                                                                   $(1,579)        $   980
   Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                                                     462             385
         Provision for losses on trade accounts receivable and sales returns               155             (19)
         Provision for inventory reserves                                                    9             (11)
         Deferred income taxes                                                              (5)              7
         Changes in assets and liabilities:
         Trade accounts receivable                                                       1,437            (724)
         Inventory                                                                          31             235
         Royalty receivable                                                                --              (98)
         Other current assets                                                              537            (435)
         Accounts payable                                                                 (368)             37
         Accrued payroll and related liabilities                                          (439)           (141)
         Accrued liabilities                                                             1,640             348
         Deferred revenue                                                                  (72)           (392)
         Accrued income taxes                                                           (1,098)            390
                                                                                       -------         -------
            Total adjustments                                                            2,289            (418)
                                                                                       -------         -------
      Net cash provided by operating activities                                            710             562
                                                                                       -------         -------
Cash flows from investing activities:
   Acquisition of fixed assets                                                            (456)           (805)
   Proceeds from maturity (purchase) of investments, net                                (8,200)             81
                                                                                       -------         -------
      Net cash used in investing activities                                             (8,656)           (724)
                                                                                       -------         -------
Cash flows from financing activities:
   Repayment (issuance) of notes receivable - employee stock purchases, net               (111)             (9)
   Issuance (repurchase) of common stock, net                                               24             (19)
                                                                                       -------         -------
      Net cash used in financing activities                                                (87)            (28)
                                                                                       -------         -------
      Effects of exchange rate on cash                                                     (34)            (24)
                                                                                       -------         -------
         Net decrease in cash and cash equivalents                                      (8,067)           (214)
                                                                                       -------         -------
Cash and cash equivalents at the beginning of period                                    31,618          23,103
                                                                                       -------         -------
Cash and cash equivalents at the end of period                                         $23,551         $22,889
                                                                                       =======         =======

Supplemental Disclosures of Cash Flow Information:
   Income taxes paid                                                                   $   729         $   377

         See notes to Consolidated Financial Statements.

                                  OrCAD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share data)
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, as included in the Company's Annual Report on Form 10-KSB, and the unaudited pro forma condensed financial statements included in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 12, 1997.

2.   Acquisitions

     On January 20, 1998 OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, was merged with and into MicroSim Corporation (MicroSim) and all of the issued and outstanding shares of MicroSim Common Stock and all of the rights to acquire MicroSim Common Stock were converted into and exchanged for 2,427,632 shares of OrCAD Common Stock (the "Merger"). The Merger was accounted for as a pooling of interests in 1998. The combined financial statements of OrCAD and MicroSim are included in this report and prior periods presented have been restated to reflect the Merger.

     On April 15, 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of the Company formed in March of 1998, purchased certain assets and assumed certain liabilities of ARS Microsystems Ltd. (ARS) for approximately $1 million. ARS was previously the Company's value added reseller in the United Kingdom. The cost of the acquisition is being allocated on the estimated fair value of the assets acquired and the liabilities assumed.

3.   Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during the period. Diluted net income per share was computed using the weighted average number of common and dilutive common equivalent shares outstanding during periods in which the Company reports net income. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options. For diluted net income per share, 264,000 shares were added to the weighted average number of shares outstanding for the first quarter of 1997, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

4.   Use of Estimates

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.   Revenue Recognition

     During the first quarter of 1998, the Company adopted Statement of Position
     (SOP) 97-2, "Software Revenue Recognition." The provisions of SOP 97-2 have been applied to transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon the delivery of the products. The revenue allocated to extended support agreements is recognized ratably over the term of the maintenance agreement and revenue allocated to service elements is recognized as the services are performed.

6.   Software Development Costs

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

7.   Income Taxes

     The provision for income taxes has been recorded based on the Company's current estimate of the Company's annual effective tax rate. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation and the utilization of research and experimentation tax credits.

8.   Cash Equivalents and Investments

     Cash equivalents consist of highly liquid investments with original maturity dates of three months or less. Cash equivalents are stated at cost and consist primarily of money market funds, commercial paper, and municipal bonds. The carrying amount approximates fair value due to the short-term nature of these investments. Those instruments with original maturity dates greater than three months and less than one year from the balance sheet date are considered to be short-term investments. Investments with original maturity dates greater than one year from the balance sheet date are considered to be long-term investments. Investments, which primarily consist of corporate debt securities, U.S. Treasury Notes and municipal auction preferred stock, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

9.   Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss for the first quarter of 1998 was $1,612, which differs from a net loss for the same period of $1,579 due to an unrealized loss on investments of $6 and a foreign currency translation loss of $27. Comprehensive income for the first quarter of 1997 was $951, which differs from net income for the same period of $980 due to an unrealized loss on investments of $5 and a foreign currency translation loss of $24.

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

     OrCAD develops, markets, and supports software products that assist electronics designers in designing integrated circuits ("ICs"), printed circuit boards ("PCBs"), field-programmable gate arrays ("FPGAs"), and complex programmable logic devices ("CPLDs"). ICs, PCBs, FPGAs and CPLDs are found in a majority of today's electronic products, and are often referred to as "mainstream" components. OrCAD's products enable electronics designers working on personal computers to reduce time to market, improve product capability and reduce design costs. The Company operates primarily in one business segment, comprising the electronic design automation industry.

     On January 20, 1998 OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, was merged with and into MicroSim Corporation (MicroSim) and all of the issued and outstanding shares of MicroSim Common Stock and all of the rights to acquire MicroSim Common Stock were converted into and exchanged for 2,427,632 shares of OrCAD Common Stock (the "Merger"). The Merger was accounted for as a pooling of interests in 1998. The combined financial statements of OrCAD and its wholly-owned subsidiary, MicroSim, are included in this report and all prior periods presented have been restated to reflect the Merger. The accompanying consolidated financial statements also include the accounts of the Company's other subsidiaries. All intercompany balances have been eliminated in consolidation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

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

     Total revenue increased 18% from $9.9 million in the first quarter of 1997 to $11.6 million in the first quarter of 1998. The increase in total revenue was due to growth in both product revenue and service revenue. As a percentage of total revenue, product revenue decreased from 82% in the first quarter of 1997 to 76% in the first quarter of 1998. Conversely, service revenue increased as a percentage of total revenue from 18% in the first quarter of 1997 to 24% in the first quarter of 1998.

     Product revenue increased 9% from $8.1 million in the first quarter of 1997 to $8.8 million in the first quarter of 1998. Sales of OrCAD Express, OrCAD PSpice and the OrCAD line of Component Information System (CIS) products accounted for most of the increase in product revenue.

     Service revenue increased 59% from $1.8 million in the first quarter of 1997 to $2.8 million in the first quarter of 1998. The increase in service revenue from the first quarter of 1997 to the first quarter of 1998 was primarily attributable to increased sales of extended support agreements and customer training.

     Total North American revenue increased 33% from $6 million in the first quarter of 1997 to $7.9 million in the first quarter of 1998. Total revenue generated outside of North America decreased 5% from $3.9 million in the first quarter of 1997 to $3.7 million in the first quarter of 1998. As a percentage of the Company's total revenue, North American revenue increased from 60% in the first quarter of 1997 to 68% in the first quarter of 1998. The increase in the proportion of revenue generated within North America was attributable to the continued expansion of the Company's telesales force and the addition of a field sales organization in North America in the second quarter of 1997.

COST OF REVENUE

     The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks and royalties paid to external developers. The cost of product revenue decreased 27% from $1.2 million in the first quarter of 1997 to $864,000 in the first quarter of 1998. The decrease was primarily attributable to decreased materials costs, the elimination of commissions payable to a former North American reseller, and reduced royalty costs due to the acquisition of certain technology, which was previously licensed. As a percentage of product revenue, cost of product revenue decreased from 15% in the first quarter of 1997 to 10% in the first
quarter of 1998.   This decrease was primarily the result of the lower materials costs and royalty costs for OrCAD Capture CIS, and OrCAD Express CIS.

     The cost of service revenue includes the costs of providing software maintenance, such as technical support, and the costs of providing consulting and training. The cost of service revenue increased 36% from $411,000 in the first quarter of 1997 to $561,000 in the first quarter of 1998. This increase was primarily attributable to the expansion of the Company's Enterprise Services and technical support groups. As a percentage of service revenue, the cost of service revenue decreased from 23% in the first quarter of 1997 to 20% in the first quarter of 1998. This decrease was primarily due to the higher percentage increase in service revenue as compared to cost of service revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 12% from $2.7 million in the first quarter of 1997 to $3 million in the first quarter of 1998. The increase in research and development expenses was primarily attributable to increases in third-party consulting and personnel-related costs. As a percentage of total revenue, research and development expenses decreased from 27% in the first quarter of 1997 to 26% in the first quarter of 1998. The Company expects research and development expenses to continue to increase in absolute terms.

MARKETING AND SALES

     Marketing and sales expenses include salaries, commissions and related
personnel costs, and other sales and promotional expenses.   Marketing and sales
expenses increased 42% from $3.3 million in the first quarter of 1997 to $4.7 million in the first quarter of 1998. Total marketing and sales expenses increased as a result of continued expansion of the Company's sales and marketing organizations, and increased promotional activity. As a percentage of total revenue, marketing and sales expenses increased from 33% in the first quarter of 1997 to 40% in the first quarter of 1998. The Company expects marketing and sales expenses to continue to increase in absolute terms.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, and information systems and operations functions. General and administrative expenses increased 20% from $1.1 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998. The increase was primarily due to a general increase in personnel costs. As a percentage of total revenue, general and administrative expenses increased from 11% in the first quarter of 1997 to 12% in the first quarter of 1998.

MERGER-RELATED COSTS

     In the first quarter of 1998, the Company incurred merger-related charges of $4.1 million in connection with the Merger with MicroSim relating primarily to financial advisory fees, legal and accounting services, personnel severance costs and the cancellation and continuation of contractual obligations. There were no merger-related costs incurred in the first quarter of 1997.

OTHER INCOME, NET

     Other income increased to $494,000 in the first quarter of 1998 from $448,000 in the first quarter of 1997. This improvement resulted primarily from higher interest income earned on increased investment balances.

INCOME TAX EXPENSE (BENEFIT)

     The effective tax rate for the first quarter of 1998 was 35.0%. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation and the utilization of research and experimentation tax credits. Income tax expense (benefit) for the first quarter of 1998 was ($850,000) as compared to $609,000 for the first quarter of 1997. The income tax benefit in the first quarter of 1998 is due primarily to the pre-tax loss incurred largely as a result of merger-related expenses. The estimated effective tax rate for the first quarter of 1998 and the first quarter of 1997 remained constant at 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash and cash equivalents were $23.6 million at March 31, 1998 as compared to $31.6 million at December 31, 1997. Cash provided by operations was $710,000 for the first quarter of 1998 as compared to $562,000 for the first quarter of 1997. The increase in cash provided by operations from the first quarter of 1997 to the first quarter of 1998 was primarily due to a decrease in accounts receivable and an increase in accrued liabilities partially offset by a decrease in accrued income taxes and the net loss incurred in the first quarter of 1998. Cash used in investing activities was $8.7 million for the first quarter of 1998 as compared to $724,000 for the first quarter of 1997. The increase in cash used in investing activities from the first quarter of 1997 to the first quarter of 1998 was due to purchases of investment securities partially offset by a reduction in the acquisition of fixed assets. Cash used in financing activities was $87,000 for the first quarter of 1998 as compared to $28,000 in the first quarter of 1997. The increase in cash used in investing activities from the first quarter of 1997 to the first quarter of 1998 was primarily due to the issuance of notes receivable related to employee stock purchases partially offset by proceeds from the issuance of common stock.

     The Company has available borrowing capacity consisting of a commitment for a $3.0 million line of credit from a commercial bank. The Company believes that current cash and investment balances, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements for at least the next twelve months. The Company currently does not have any material commitments for capital expenditures. OrCAD has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings. No assurance can be given that additional borrowing capacity will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

     Acquisitions of complimentary businesses are an integral part of the Company's overall business strategy. There are several risks associated with this strategy including, but not limited to, integration of sales channels, training and education of sales forces for new product offerings, integration of product development efforts, retention of key employees, retention of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast, to meet quarterly revenue and earnings targets, and effectively manage the business for long-term growth. While the Company is aware of and is addressing such issues, there can be no assurance that these challenges will be effectively met.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     During the first quarter of 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 24,744 shares of Common Stock were issued at exercise prices ranging from $.35 to $3.50. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  27.1 Financial Data Schedule for 1998
                     27.2 Financial Data Schedule for 1997

     (b) The Company filed a report on Form 8-K, under Item 2, dated January 29, 1998. Pursuant to this report, the Company announced the completion of its merger with MicroSim Corporation and filed as an exhibit the Agreement and Plan of Merger dated October 13, 1997, by and among OrCAD, Inc., OCA Merger Corporation, and MicroSim Corporation as filed with the Securities and Exchange Commission on December 12, 1997. No financial statements were filed as part of this report.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OrCAD, Inc.



     Dated: May 15, 1998            /s/ P. David Bundy
                                    ------------------
                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)