Form 10-Q
period 1998-06-30
ORCAD INC
filed 1998-08-14
CIK 881411

                                                     TOTAL NUMBER OF PAGES IS 18
                                                                    PAGE 1 OF 18




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                        Commission File Number 0-27692

                                  ORCAD, INC.
            (Exact name of registrant as specified in its charter)

                     Incorporated in the State of Delaware
        (State or other jurisdiction of incorporation or registration)

                                  93-1062832
                     (I.R.S. Employer Identification No.)

               9300 S.W. Nimbus Avenue, Beaverton, Oregon  97008
         (Address of principal executive offices, including zip code)

                           Telephone: (503) 671-9500
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Company's Common Stock ($.01 par value) as of June 30, 1998 was 9,337,169 shares.

                                  OrCAD, Inc.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                               PAGE NO.
--------------------------------------------------------------------------------------
Item 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets - June 30, 1998
               and December 31, 1997                                              3

               Consolidated Statements of Operations - Three months and
               six months ended June 30, 1998 and 1997                            4

               Consolidated Statements of Cash Flows - Six months
               ended June 30, 1998 and 1997                                       5

          Notes to consolidated financial statements                              6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           9


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------------

Item 2.   Changes in Securities                                                  17

Item 4.   Submission of Matters to a Vote of Stockholders                        17

Item 6.   Exhibits and Reports on Form 8-K                                       17

          SIGNATURES                                                             18

                                  OrCAD, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                        June 30,
                                                                                          1998          December 31,
                                                                                       (Unaudited)          1997
                                                                                      -----------       ------------
Assets
Current assets:
   Cash and cash equivalents                                                          $    15,905       $    31,618
   Short-term investments                                                                  20,303             3,408
   Trade accounts receivable, net of doubtful accounts
       and sales return allowances of $913 and $793                                         7,734             8,800
   Inventory, net                                                                             371               675
   Deferred taxes                                                                             845               845
   Other current assets                                                                     2,052             2,503
                                                                                      -----------       -----------
        Total current assets                                                               47,210            47,849
                                                                                      -----------       -----------
Investments, long-term                                                                      2,376             2,722
Fixed assets, net                                                                           3,715             3,360
Purchased software technology, net                                                            365               474
Goodwill and intangible assets, net                                                         3,035             2,378
Other assets                                                                                  697               124
                                                                                      -----------       -----------
      Total assets                                                                    $    57,398       $    56,907
                                                                                      ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                   $       580       $       661
   Accrued payroll and related liabilities                                                  1,576             2,241
   Accrued liabilities                                                                      2,922             1,870
   Accrued income taxes                                                                       527             1,081
   Deferred revenue                                                                         5,446             4,881
                                                                                      -----------       -----------
      Total current liabilities                                                            11,051            10,734

Deferred taxes                                                                                 19                19

Stockholders' equity:
   Common stock                                                                                93                92
   Additional paid-in capital                                                              37,922            37,583
   Retained earnings                                                                        8,531             8,604
   Other comprehensive income                                                                (117)              (78)
   Notes receivable - employee stock purchases                                               (101)              (47)
                                                                                      -----------       -----------
      Total stockholders' equity                                                           46,328            46,154
                                                                                      -----------       -----------
      Total liabilities and stockholders' equity                                      $    57,398       $    56,907
                                                                                      ===========       ===========

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                        Three-months ended          Six-months ended
                                                                   -------------------------  --------------------------
                                                                       June 30,     June 30,     June 30,      June 30,
                                                                         1998         1997         1998         1997
Revenue:                                                           ----------    ----------   ----------  ------------
   Product                                                         $     8,697   $    8,842  $    17,503  $    16,928
   Service                                                               3,204        2,069        6,039        3,850
                                                                   -----------   ----------  -----------  -----------
      Total revenue                                                     11,901       10,911       23,542       20,778
Cost and expenses:
   Cost of revenue - product                                               698        1,206        1,562        2,393
   Cost of revenue - service                                               614          382        1,175          793
   Research and development                                              2,744        2,775        5,786        5,488
   Marketing and sales                                                   4,630        3,959        9,285        7,241
   General and administrative                                            1,273        1,157        2,634        2,290
   Merger and acquisition related charges                                   --        2,203        4,081        2,203
                                                                   -----------   ----------  -----------  -----------
      Total  cost and expenses                                           9,959       11,682       24,523       20,408
                                                                   -----------   ----------  -----------  -----------
Income (loss) from operations                                            1,942         (771)        (981)         370
                                                                   -----------   ----------  -----------  -----------
Other income (expense):
   Interest income (expense), net                                          410          449          911          903
   Other, net                                                              (36)          24          (43)          18
                                                                   -----------   ----------  -----------  -----------
                                                                           374          473          868          921
                                                                   -----------   ----------  -----------  -----------
Income (loss) before income taxes                                        2,316         (298)        (113)       1,291
   Income tax expense (benefit)                                            810         (138)         (40)         471
                                                                   -----------   ----------  -----------  -----------
Net income (loss)                                                  $     1,506   $     (160) $       (73) $       820
                                                                   ===========   ==========  ===========  ===========
Basic net income (loss) per share                                  $      0.16   $    (0.02) $     (0.01) $      0.09
                                                                   ===========   ==========  ===========  ===========
Diluted net income (loss) per share                                $      0.16   $    (0.02) $     (0.01) $      0.09
                                                                   ===========   ==========  ===========  ===========
Shares used in basic net income (loss) per share calculation             9,305        9,154        9,279        9,134
                                                                   ===========   ==========  ===========  ===========
Shares used in diluted net income (loss) per share calculation           9,598        9,154        9,279        9,388
                                                                   ===========   ==========  ===========  ===========

See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                       Six-months Ended
                                                                                  ----------------------------
                                                                                  June 30,            June 30,
                                                                                    1998                1997
                                                                                  --------            --------
Cash flows from operating activities:
   Net income (loss)                                                               $   (73)           $   820
   Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                                                 998                834
         Provision for losses on trade accounts receivable and sales returns           104                 96
         Provision for inventory reserves                                                1                 45
         Deferred income taxes                                                          (5)                 2
         Write-off of research and development costs acquired                            -              2,203
         (Gain) loss on disposal of assets                                              12                  -
         Changes in assets and liabilities:
         Trade accounts receivable                                                   1,900             (1,830)
         Inventory                                                                     299                255
         Other current assets                                                         (124)              (831)
         Accounts payable                                                             (907)                34
         Accrued payroll and related liabilities                                      (625)               236
         Accrued liabilities                                                           964                106
         Deferred revenue                                                              594                262
         Accrued income taxes                                                         (570)              (425)
                                                                                  --------            -------
            Total adjustments                                                        2,641                987
                                                                                  --------            -------
      Net cash provided by operating activities                                      2,568              1,807
                                                                                  --------            -------

Cash flows from investing activities:
   Acquisition of fixed assets                                                        (979)            (1,435)
   Acquisition of software technology                                                                  (2,450)
   Acquisition of intangible assets                                                   (949)              (165)
   Proceeds from maturity (purchase) of investments, net                           (16,561)             6,827
                                                                                  --------            -------
      Net cash provided (used) by investing activities                             (18,489)             2,777
                                                                                  --------            -------
Cash flows from financing activities:
   Repayment (issuance) of notes receivable - employee stock purchases, net            (54)                 8
   Issuance of common stock, net                                                       341                 67
                                                                                  --------            -------
      Net cash provided by financing activities                                        287                 75
                                                                                  --------            -------
      Effects of exchange rate on cash                                                 (79)                 4
                                                                                  --------            -------
         Net increase (decrease) in cash and cash equivalents                      (15,713)             4,663

Cash and cash equivalents at the beginning of period                                31,618             23,103
                                                                                  --------            -------
Cash and cash equivalents at the end of period                                    $ 15,905            $27,766
                                                                                  ========            =======
Supplemental Disclosures of Cash Flow Information:
   Income taxes paid                                                              $    729            $ 1,103


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

2.   Acquisitions
     ------------

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

     On April 15, 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of the Company formed in March of 1998, purchased certain assets and assumed certain liabilities of ARS Microsystems Ltd. (ARS) for approximately $1.1 million. Of that amount, $1 million was allocated to goodwill and is being amortized over a five-year estimated life. ARS was previously the Company's value added reseller in the United Kingdom. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

3.   Basic and Diluted Net Income (Loss) Per Share
     ---------------------------------------------

     Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during the period. Diluted net income per share was computed using the weighted average number of common shares outstanding and common equivalent shares from stock options, when dilutive, using the treasury stock method. Excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 1998 and three months ended June 30, 1997 are options to acquire 249,206 shares and 243,905 shares, respectively, of common stock options because their effect would be anti-dilutive.

4.   Use of Estimates
     ----------------

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.   Revenue Recognition
     -------------------

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

8.   Cash Equivalents and Investments
     --------------------------------

     Cash equivalents consist of highly liquid investments with original maturity dates of three months or less. Cash equivalents are stated at cost and consist primarily of money market funds, municipal bonds and municipal notes. The carrying amount approximates fair value due to the short-term nature of these investments. Those instruments with original maturity dates greater than three months and less than one year from the balance sheet date are considered to be short-term investments. Investments with original maturity dates greater than one year from the balance sheet date are considered to be long-term investments. Investments, which primarily consist of corporate debt securities, auction rate receipts, market auction preferred notes, and municipal bonds, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

9.   Comprehensive Income (Loss)
     ---------------------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" on January 1, 1998. This statement establishes standards for reporting comprehensive income (loss) and its components in the consolidated financial statements. The objective of SFAS 130 is to report changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income
     (loss) is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not have a material effect on OrCAD's consolidated financial position, results of operations or cash flows for the three and six months ended June 30, 1998 and 1997. The reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                     Three Months      Six Months
                                                    Ended June 30,   Ended June 30,
                                                    --------------   ---------------
                                                     1998     1997     1998    1997
                                                    -------  -----   --------  -----
     Net income (loss)                              $1,506   $(160)    $ (73)  $ 820
     Unrealized gain (loss) on investments, net         (6)      1       (12)      4
     Foreign currency translation adjustment             -      30       (27)      6
                                                    ------   -----     -----   -----
     Comprehensive income (loss)                    $1,500   $(129)    $(112)  $ 830
                                                    ======   =====     =====   =====


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

     The financial statements of OrCAD and its wholly owned subsidiary, MicroSim, are included in this report and all prior periods have been restated to reflect the Merger. Results of operations of all acquisitions accounted for as purchases are included in the Company's Consolidated Financial Statements only from the date of acquisition forward. All intercompany balances have been eliminated in consolidation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

TOTAL REVENUES

     The Company derives revenue from the licensing of its software products and from the provision of maintenance, training and consulting services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from extended support agreements that provide customers access to product enhancements, technical support, and the OrCAD Design Network (ODN) which includes the OrCAD Knowledge Base, the OrCAD Knowledge Exchange, OrCAD Tech Tips and an electronic Technical Support Connection. Revenue from each extended support agreement is deferred and recognized ratably over the term of the support agreement. Revenue from customer training and consulting is recognized as services are performed.

     Total revenue increased 9% to $11.9 million in the second quarter of 1998 from $10.9 million in the second quarter of 1997. The increase in total revenue was due to growth in service revenue offset by a slight decrease in product revenue. As a percentage of total revenue, product revenue decreased to 73% in the second quarter of 1998 from 81% in the second quarter of 1997. Conversely, service revenue increased as a percentage of total revenue to 27% in the second quarter of 1998 from 19% in the second quarter of 1997.

     Product revenue decreased 2% to $8.7 million in the second quarter of 1998 from $8.8 million in the second quarter of 1997. Unfavorable economic conditions in Asia and a weaker Japanese yen offset by increases in North American and European product revenue accounted for this decline.

     Service revenue increased 55% to $3.2 million in the second quarter of 1998 from $2.1 million in the second quarter of 1997. The increase in service revenue from the second quarter of 1997 to the second quarter of 1998 was primarily attributable to increased sales of extended support agreements, training and consulting services.

     Total North American revenue increased 22% to $8.6 million in the second quarter of 1998 from $7.1 million in the second quarter of 1997. Total revenue generated outside of North America decreased 14% to $3.3 million in the second quarter of 1998 from $3.8 million in the second quarter of 1997. As a percentage of the Company's total revenue, North American revenue increased to 72% in the second quarter of 1998 from 65% in the second quarter of 1997. The increase in the proportion of revenue generated within North America was primarily attributable to decreased sales to Asian markets and a weaker Japanese yen.

COST OF REVENUE

     The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, disks and packaging, hardware locks and royalties paid to external developers. The cost of product revenue decreased 42% to $698,000 in the second quarter of 1998 from $1.2 million in the second quarter of 1997. The decreased cost of product revenue was the result of reduced royalty payments, the elimination of North American reseller commissions and the consolidation of the Company's shipping operations to its Beaverton headquarters. As a percentage of product revenue, cost of product revenue decreased to 8% in the second quarter of 1998 from 14% in the second quarter of 1998.

     The cost of service revenue includes the costs of providing software maintenance, such as technical support, and the costs of providing consulting and training services. The cost of service revenue increased 61% to $614,000 in the second quarter of 1998 from $382,000 in the second quarter of 1997. This increase was primarily attributable to the expansion of the Company's Enterprise Services group, which provides software consulting, implementation, conversion, training and technical support services. As a percentage of service revenue, the cost of service revenue remained relatively flat increasing 1% to 19% in the second quarter of 1998 from 18% in the first quarter of 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, in that technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses remained relatively constant decreasing 1% to $2.7 million in the second quarter of 1998 from $2.8 million in the second quarter of 1997. As a percentage of total revenue, research and development expenses decreased to 23% in the second quarter of 1998 from 25% in the second quarter of 1997. The Company expects research and development expenses to increase in absolute terms.

MARKETING AND SALES

     Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 17% to $4.6 million in the second quarter of 1998 from $4 million in the second quarter of 1997. Total marketing and sales expenses increased as a result of continued expansion of the Company's sales and marketing organizations, and increased promotional activity. As a percentage of total revenue, marketing and sales expenses increased to 39% in the second quarter of 1998 from 36% in the second quarter of 1997. The Company expects marketing and sales expenses to continue to increase in absolute terms.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, information systems and operations functions. General and administrative expenses increased 10% to $1.3 million in the second quarter of 1998 from $1.2 million in the second quarter of 1997. The increase was primarily due to a general increase in personnel costs. As a percentage of total revenue, general and administrative expenses remained constant at 11% in the second quarter of 1998 and the second quarter of 1997.

MERGER AND ACQUISITION RELATED CHARGES

     There were no merger or acquisition related charges in the second quarter of 1998. In the second quarter of 1997 the Company charged $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility related to the acquisition of certain assets of TEAM Corporation and Q Point Technology.

OTHER INCOME, NET

     Other income decreased to $374,000 in the second quarter of 1998 from $473,000 in the second quarter of 1997. This decrease was primarily attributable to lower interest and sublease income.

INCOME TAX EXPENSE (BENEFIT)

     The effective tax rate for the second quarter of 1998 was 35.0%. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation and the utilization of research and experimentation tax credits. Income tax expense (benefit) for the second quarter of 1998 was $810,000 as compared to ($138,000) for the second quarter of 1997. The income tax benefit in the second quarter of 1997 is due primarily to the pre-tax loss incurred largely as a result of in-process research and development charges arising from the acquisition of certain assets of TEAM Corporation and Q Point Technology during that period.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

TOTAL REVENUES

     Total revenue increased 13% to $23.5 million in the first half of 1998 from $20.8 million in the first half of 1997. The increase in total revenue was due to growth in both product and service revenue. As a percentage of total revenue, product revenue decreased to 74% in the first half of 1998 from 81% in the first half of 1997. Conversely, service revenue increased as a percentage of total revenue to 26% in the first half of 1998 from 19% in the first half of 1997.

     Product revenue increased 3% to $17.5 million in the first half of 1998 from $17 million in the first half of 1997. Increased North American and European revenue was largely offset by unfavorable economic conditions in Asia and a weaker Japanese yen.

     Service revenue increased 57% to $6 million in the first half of 1998 from $3.9 million in the first half of 1997. The increase in service revenue from the first half of 1997 to the first half of 1998 was primarily attributable to the increased sales of extended support agreements, training and consulting.

     Total North American revenue increased 27% to $16.5 million in the first half of 1998 from $13 million in the first half of 1997. Total revenue generated outside of North America decreased 10% to $7 million in the first half of 1998 from $7.7 million in the first half of 1997. As a percentage of the Company's total revenue, North American revenue increased to 70% in the first half of 1998 from 63% in the first half of 1997. The increase in the proportion of revenue generated within North America was attributable to decreased sales to Asian markets reflecting the unfavorable economic conditions in that region evidenced by a weaker Japanese yen.

COST OF REVENUE

     The cost of product revenue decreased 35% to $1.6 million in the first half of 1998 from $2.4 million in the first half of 1997. The decreased cost of product revenue was the result of reduced royalty payments, the elimination of North American reseller commissions and the consolidation of the Company's shipping operations to its Beaverton headquarters. As a percentage of product revenue, cost of product revenue decreased to 9% in the first half of 1998 from 14% in the first half of 1997.

     The cost of service revenue increased 48% to $1.2 million in the first half of 1998 from $793,000 in the first half of 1997. This increase was primarily attributable to the expansion of the Company's Enterprise Services. As a percentage of service revenue, the cost of service revenue decreased 2% to 19% in the first half of 1998 from 21% in the first half of 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 5% to $5.8 million in the first half of 1998 from $5.5 million in the first half of 1997. The increase in research and development expenses was primarily attributable to increased third-party consulting costs. As a percentage of total revenue, research and development expenses remained relatively flat at 25% in the first half of 1998 as compared to 26% in the first half of 1997. The Company expects research and development expenses to continue to increase in absolute terms.

MARKETING AND SALES

     Marketing and sales expenses increased 28% to $9.3 million in the first half of 1998 from $7.2 million in the first half of 1997. Total marketing and sales expenses increased as a result of continued expansion of the Company's sales and marketing organizations, and increased promotional activity. As a percentage of total revenue, marketing and sales expenses increased to 39% in the first half of 1998 from 35% in the first half of 1997. The Company expects marketing and sales expenses to continue to increase in absolute terms.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 15% to $2.6 million in the first half of 1998 from $2.3 million in the first half of 1997. The increase was due to an overall increase in administrative and overhead costs associated with the continued growth of the Company. As a percentage of total revenue, general and administrative expenses remained constant at 11% in the first half of 1998 and the first half of 1997.

MERGER AND ACQUISITION RELATED CHARGES

     In the first half of 1998, the Company incurred merger-related charges of $4.1 million in connection with the Merger with MicroSim relating primarily to financial advisory fees, legal and accounting services, personnel severance costs and the cancellation and continuation of contractual obligations. In the first half of 1997 the Company incurred $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility related to the acquisitions of certain assets from TEAM Corporation and Q Point Technology.

OTHER INCOME, NET

     Other income decreased to $868,000 in the first half of 1998 from $921,000 in the first half of 1997. The Company shifted certain of its investment securities into securities that are generaly exempt from federal tax and yield interest at a lower rate than taxable investment securities in which the Company previously invested. As a result of this change, other income for the first half of 1998 decreased from the same period in the prior year.

INCOME TAX EXPENSE (BENEFIT)

     The effective tax rate for the first half of 1998 was 35.0%. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation and the utilization of research and experimentation tax credits. Income tax expense (benefit) for the first half of 1998 was ($40,000) as compared to $471,000 for the first half of 1997. The income tax benefit in the first half of 1998 is due primarily to the pre-tax loss incurred largely as a result of merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash and cash equivalents were $15.9 million at June 30, 1998 as compared to $31.6 million at December 31, 1997. Cash provided by operations was $2.6 million for the first half of 1998 as compared to $1.8 million for the first half of 1997. The increase in cash provided by operations from the first half of 1998 to the first half of 1997 was primarily due to a decrease in accounts receivable and an increase in accrued liabilities partially offset by a decrease in trade payables and accrued payroll. Cash used in investing activities was $18.5 million for first half of 1998 as compared to $2.8 million provided by investing activities in the first half of 1997. The increase in cash used in investing activities from the first half of 1997 as compared to the first half of 1998 was due primarily to purchases of investment securities. Cash provided by financing activities was $287,000 for first half of 1998 as compared to $75,000 in the first half of 1997. The increase in cash provided by financing activities from the first half of 1997 as compared to the first half of 1998 was primarily due to proceeds from the issuance of common stock upon the exercise of stock options partially offset by the issuance of notes receivable related to employee stock purchases.

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

DISCLOSURE OF YEAR 2000 ISSUES

     The Company is aware of the potential inability of computer programs to adequately process date information after December 31, 1999 (the year 2000 issue). The Company has anticipated problems surrounding the year 2000 issue and modified its product offerings as necessary to make them year 2000 compliant. The year 2000 issue with regard to the Company's product offerings is not expected to have any material adverse effect.

     In addition, the Company will be implementing a program to review the year 2000 compliance status of computer software programs licensed from third parties and used in its internal business processes to obtain appropriate assurances of year 2000 compliance from manufacturers of these products. The Company believes that it will be able to complete its year 2000 compliance review and make any necessary modifications prior to the end of 1999. The Company further believes that such a review and modification, if necessary, will not require the Company to incur any additional material expense. However, the compliance of systems acquired from third parties is dependent on factors outside the Company's control. If key systems, or a significant number of systems fail as a result of year 2000 problems, the Company could incur substantial expense and experience a disruption of business operations, which would potentially have a material adverse effect on the Company's business.

     Furthermore, the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies may be required to devote significant resources to correct or patch their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's software products that could have a materially adverse effect on the Company's financial condition and results of operation. There can be no assurance that there will not be any year 2000 related operating problems or material expenses that will occur with the Company's computer systems or in connection with the interface with the Company's major vendors or suppliers.

VARIABILITY OF OPERATING RESULTS

     The Company's quarterly operating results may vary significantly in the future depending on factors such as demand for the company's products, the timely development and market acceptance of new products and upgrades to existing products, the impact of competitive products and pricing, length of sales cycles, timing of significant orders, seasonal factors, mix of direct and indirect sales, product mix, domestic and international economic conditions, changes in the financial condition of or the relationship with distributors, changes in tax rates, merger and acquisition activities, the integration of acquired entities, and market conditions in the EDA industry.

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

     The Company sells its software products and provides services to customers throughout the world. Managing global operations presents challenges associated with organizational alignment, cultural and language differences. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to differ significantly from period to period. Although international markets provide the Company with significant revenue opportunities, periodic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries which could result in a decline in the purchasing power of the Company's customers in Asia. This turn could result in the cancellation or delay of orders for the Company's products from Asian customers, thus adversely affecting the Company's operations.

     The Company is dependent upon the efforts and abilities of its senior management, its research and development staff and a number of other key management, sales, support, technical, and service personnel. The Company has recently increased its focus on the offering of professional services to its customers, the growth of which is directly dependent upon the attraction and retention of personnel. The market for highly skilled employees is intensely competitive. To the extent that the Company is not able to retain, train, attract and motivate highly skilled employees who are able to provide EDA and other design services that satisfy customers' expectations, the Company's business, operating results, and financial condition could be materially adversely affected.

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

     OrCAD's success is dependent, in part, upon its proprietary technology. The Company generally relies on patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. OrCAD has been issued a number of patents. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to the Company. In addition, the laws of some foreign countries may not permit the protection of OrCAD's proprietary rights to the same extent as the laws of the United States.

     Because of the existence of a large number of patents in the EDA industry and the rapid rate of issuance of new patents, there can be no assurance that OrCAD products or any of their components infringe on the patent rights of others. If a third party were to allege infringement, OrCAD believes that, based on industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's business, operating results or financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that the Company would prevail in any such challenge. Some of the Company's products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew such licenses. The inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on the Company's business, operating results, or financial condition.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standard also requires that changes in the derivatives' fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SAFS 133 to have a material impact on its consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     During the second quarter of 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 38,420 shares of Common Stock were issued at exercise prices ranging from $.35 to $3.50. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company's annual stockholder's meeting was held on Thursday, May 22, 1998, at which the following actions were taken by a vote of shareholders:

1. At the annual meeting Wolfram H. Blume was initially elected and the remaining five persons were re-elected to the Board of Directors by the votes and for the terms indicated:

                                               Vote
                                     ------------------------
                                                     Withhold      Term
  Director                              For         Authority     Ending
                                     ---------      ---------     ------
 Michael F. Bosworth                 8,063,043        56,292       1999
 Wolfram H. Blume                    8,055,506        63,829       1999
 John C. Savage                      8,060,843        58,492       1999
 Stephen W. Director                 8,062,000        57,335       1999
 Richard P. Magnuson                 8,060,843        58,492       1999
 James B. Moon                       8,050,843        68,492       1999


2. By a vote of 8,113,673 to 2,895 (with 2,767 abstentions) the Company's selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: 27.1 Financial Data Schedule

     (b) No reports were filed on Form 8-K during the three months ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OrCAD, Inc.



Dated: August 14, 1998                 /s/ P. David Bundy
                                       --------------------------------
                                       Vice President, Finance and Secretary
                                       (Principal Financial and Accounting
                                       Officer)