Form 10-Q
period 1998-09-30
ORCAD INC
filed 1998-11-13
CIK 881411

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

     For the quarterly period ended September 30, 1998

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares outstanding of the Company's Common Stock ($.01 par value) as of September 30, 1998 was 9,344,575 shares.

                                  OrCAD, INC.

                                     INDEX

PART I.        FINANCIAL INFORMATION                                                         PAGE NO.
-----------------------------------------------------------------------------------------------------
Item 1.        FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - September 30, 1998
                    and December 31, 1997                                                           3

                    Consolidated Statements of Operations - Three months and nine months
                    ended September 30, 1998 and 1997                                               4

                    Consolidated Statements of Cash Flows - Nine months
                    ended September 30, 1998 and 1997                                               5

               Notes to consolidated financial statements                                           6

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        9



PART II.       OTHER INFORMATION
-----------------------------------------------------------------------------------------------------

Item 2.        Changes in Securities                                                               19

Item 6.        Exhibits and Reports on Form 8-K                                                    19

               SIGNATURES                                                                          20

                                 ORCAD, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                         SEPTEMBER 30,
                                                                             1998                        DECEMBER 31,
                                                                          (Unaudited)                       1997
                                                                      -------------------            ------------------
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                        $             13,495            $           31,618
     SHORT-TERM INVESTMENTS                                                         28,379                         3,408
     TRADE ACCOUNTS RECEIVABLE, NET OF DOUBTFUL ACCOUNTS
     AND SALES RETURN ALLOWANCES OF $915 AND $793                                    7,243                         8,800
     INVENTORY, NET                                                                    245                           675
     OTHER CURRENT ASSETS                                                            2,580                         3,348
                                                                      --------------------            ------------------
          TOTAL CURRENT ASSETS                                                      51,942                        47,849
                                                                      --------------------            ------------------

INVESTMENTS, LONG-TERM                                                                   -                         2,722
FIXED ASSETS, NET                                                                    3,750                         3,360
PURCHASED SOFTWARE TECHNOLOGY, NET                                                     310                           474
GOODWILL AND INTANGIBLE ASSETS, NET                                                  2,895                         2,378
OTHER ASSETS                                                                           692                           124
                                                                      --------------------             -----------------
          TOTAL ASSETS                                                $             59,589             $          56,907
                                                                      ====================             =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                 $                273             $             661
     ACCRUED PAYROLL AND RELATED LIABILITIES                                         2,003                         2,241
     ACCRUED LIABILITIES                                                             2,926                         1,870
     ACCRUED INCOME TAXES                                                              890                         1,081
     DEFERRED REVENUE                                                                6,052                         4,881
                                                                      --------------------             -----------------
          TOTAL CURRENT LIABILITIES                                                 12,144                        10,734

DEFERRED TAXES                                                                          19                            19

STOCKHOLDERS' EQUITY:
     COMMON STOCK                                                                       93                            92
     ADDITIONAL PAID-IN CAPITAL                                                     37,928                        37,583
     RETAINED EARNINGS                                                               9,526                         8,604
     ACCUMULATED OTHER COMPREHENSIVE LOSS                                             (102)                          (78)
     NOTES RECEIVABLE - EMPLOYEE STOCK PURCHASES                                       (19)                          (47)
                                                                      --------------------             -----------------
          TOTAL STOCKHOLDERS' EQUITY                                                47,426                        46,154
                                                                      --------------------             -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $             59,589             $          56,907
                                                                      ====================             =================

                See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       Three-months ended                   Nine-months ended
                                                               --------------------------------     -------------------------------
                                                                September 30,    September 30,       September 30,   September 30,
                                                                    1998             1997                1998            1997
                                                               ---------------  ---------------     --------------  ---------------
Revenue:
   Product                                                     $         7,842  $         7,961     $       25,345  $        24,889

   Service                                                               3,394            2,292              9,433            6,142
                                                               ---------------  ---------------     --------------  ---------------
        Total revenue                                                   11,236           10,253             34,778           31,031

Cost and expenses:
   Cost of revenue - product                                               657            1,207              2,219            3,600

   Cost of revenue - service                                               690              426              1,865            1,219

   Research and development                                              2,833            2,879              8,619            8,367

   Marketing and sales                                                   4,559            3,849             13,844           11,090

   General and administrative                                            1,410            1,209              4,044            3,499

   Merger and acquisition related charges                                    -                -              4,081            2,203
                                                               ---------------  ---------------     --------------  ---------------
        Total  cost and expenses                                        10,149            9,570             34,672           29,978
                                                               ---------------  ---------------     --------------  ---------------
Income from operations                                                   1,087              683                106            1,053

Other income (expense):
   Interest income, net                                                    363              465              1,274            1,368

   Other, net                                                               19              (29)               (24)             (11)
                                                               ---------------  ---------------     --------------  ---------------
                                                                           382              436              1,250            1,357
                                                               ---------------  ---------------     --------------  ---------------
Income before income taxes                                               1,469            1,119              1,356            2,410

   Income tax expense                                                      474              405                434              876
                                                               ---------------  ---------------     --------------  ---------------

Net income                                                     $           995  $           714     $          922  $         1,534
                                                               ===============  ===============     ==============  ===============

Basic net income  per share                                    $          0.11  $          0.08     $         0.10  $          0.17
                                                               ===============  ===============     ==============  ===============

Diluted net income per share                                   $          0.10  $          0.08     $         0.10  $          0.16
                                                               ===============  ===============     ==============  ===============

Shares used in basic net income per share calculation                    9,342            9,172              9,300            9,147
                                                               ===============  ===============     ==============  ===============

Shares used in diluted net income per share calculation                  9,495            9,501              9,511            9,422
                                                               ===============  ===============     ==============  ===============

                See notes to Consolidated Financial Statements.

                                  OrCAD, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                               Nine-months ended
                                                                                   ---------------------------------------
                                                                                     September 30,           September 30,
                                                                                          1998                   1997
                                                                                   ----------------        ----------------
Cash flows from operating activities:
  Net income                                                                         $          922          $       1,534
  Adjustments to reconcile net income to
  net cash provided by operating activities:
        Depreciation and amortization                                                         1,524                  1,286
        Provision for losses on trade accounts receivable and sales returns                     159                    165
        Provision for inventory reserves                                                        (60)                   (23)
        Deferred income taxes                                                                    (5)                     2
        Write-off of research and development costs acquired                                      -                  2,203
        Loss on disposal of assets                                                               30                     22
        Changes in assets and liabilities:
        Trade accounts receivable                                                             2,342                 (1,921)
        Inventory                                                                               488                    244
        Other current assets                                                                    201                   (593)
        Accounts payable                                                                     (1,228)                  (262)
        Accrued payroll and related liabilities                                                (198)                   187
        Accrued liabilities                                                                     940                    493
        Deferred revenue                                                                      1,202                    799
        Accrued income taxes                                                                   (207)                  (413)
                                                                                     --------------          -------------
           Total adjustments                                                                  5,188                  2,189
                                                                                     --------------          -------------
    Net cash provided by operating activities                                                 6,110                  3,723

Cash flows from investing activities:
  Acquisition of fixed assets                                                                (1,343)                (2,334)
  Acquisition of software technology                                                              -                 (2,450)
  Acquisition of intangible assets                                                             (956)                  (165)
  Proceeds from matured investment securities                                                91,588                149,626
  Purchases of investment securities                                                       (113,823)              (148,045)
                                                                                     --------------          -------------
    Net cash used in investing activities                                                   (24,534)                (3,368)

Cash flows from financing activities:
  Repayment of notes receivable - employee stock purchases, net                                  29                     17
  Repurchase of common stock                                                                      -                   (247)
  Issuance of common stock, net                                                                 347                    223
                                                                                     --------------          -------------
    Net cash provided by (used in) financing activities                                         376                     (7)

    Effects of exchange rate on cash                                                            (75)                   (11)
                                                                                     --------------          -------------

           Net increase (decrease) in cash and cash equivalents                             (18,123)                   337
Cash and cash equivalents at the beginning of period                                         31,618                 28,077
                                                                                     --------------          -------------
Cash and cash equivalents at the end of period                                       $       13,495          $      28,414
                                                                                     ==============          =============
Supplemental Disclosures of Cash Flow Information:
  Income taxes paid                                                                  $        1,005          $       1,105

               See notes to Consolidated Financial Statements.

                                  OrCAD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share data)
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Restated financial statements resulting from the merger with MicroSim Corporation are included in Summit Design, Inc.'s report on Form S-4/A filed with the Securities and Exchange Commission on November 10, 1998.

2.   Acquisitions
     ------------

     On September 20, 1998, OrCAD entered into an Agreement and Plan of Reorganization ("the Reorganization Agreement") with Summit Design, Inc. ("Summit"), a publicly held Delaware Corporation. Under the terms of the Reorganization Agreement, each share of issued and outstanding Common Stock of OrCAD will be converted into the right to receive 1.05 shares of common stock of Summit. In addition, each outstanding option to purchase shares of OrCAD Common Stock will be assumed by Summit. The Reorganization, which is expected to be accounted for as a pooling-of-interests, is subject to the approval of the OrCAD and Summit Stockholders as well as other standard closing conditions.

     On April 15, 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of the Company formed in March of 1998, purchased certain assets and assumed certain liabilities of ARS Microsystems Ltd., (ARS) for approximately $1.1 million. Of that amount, $1 million was allocated to goodwill and is being amortized over a five-year estimated life. ARS was previously the Company's value added reseller in the United Kingdom. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

     On January 20, 1998 OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, was merged with and into MicroSim Corporation ("MicroSim") and all of the issued and outstanding shares of MicroSim Common Stock and all of the rights to acquire MicroSim Common Stock were converted into and exchanged for 2,427,632 shares of OrCAD Common Stock ("the Merger"). The Merger was accounted for as a pooling-of-interests in 1998. The combined financial statements of OrCAD and MicroSim are included in this report and prior periods presented have been restated to reflect the Merger.

3.   Basic and Diluted Net Income Per Share
     --------------------------------------

     Basic net income per share was computed using the weighted average number of common shares outstanding during the period. Diluted net income per share was computed using the weighted average number of common shares outstanding and common equivalent shares from stock options, when dilutive, using the treasury stock method.

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

5.   Revenue Recognition
     -------------------

     During the first quarter of 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition.'" The provisions of SOP 97-2 have been applied to transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon the delivery of the products. The revenue allocated to extended support agreements is recognized ratably over the term of the maintenance agreement and revenue allocated to service elements is recognized as the services are performed.

     OrCAD sells its products internationally, exclusive of Japan and the United Kingdom, through value added resellers (VARs) and recognizes revenue from sales to VARs after shipment of product and when no significant contractual obligations remain outstanding.

     OrCAD provides a thirty-day right of return and a ninety-day warranty that its products are free from defects. Estimated sales returns and estimated warranty costs are recorded upon shipment of the product.

     SOP 98-4 defers for one year, the application of several paragraphs and examples in SOP 97-2. These paragraphs limit the definition of "vendor specific objective evidence" of the fair value of various elements in a multiple element arrangement.

6.   Software Development Costs
     --------------------------

     Under Statement of Financial Accounting Standards No. 86 ("SFAS 86"), software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release, and accordingly no costs have been capitalized.

7.   Income Taxes
     ------------

     The provision for income taxes has been recorded based on the Company's current estimate of the Company's annual effective tax rate. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation, research and experimentation tax credits, and certain investment income which is exempt from federal tax.

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

9.   Comprehensive Income
     ---------------------

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The objective of SFAS 130 is to report changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not have a material affect on OrCAD's consolidated financial position, results of operations or cash flows for the three and nine month periods ended September 30, 1998 and 1997. The reconciliation of net income to comprehensive income is as follows:

                                                       Three Months            Nine Months
                                                    Ended September 30,    Ended September 30,
                                                   ---------------------  ---------------------
                                                      1998        1997      1998        1997
                                                   -----------  --------  ---------  ----------
     Net income                                        $  995     $ 714      $ 922      $1,534
     Unrealized gain (loss) on investments, net            26        (2)        14          (6)
     Foreign currency translation adjustment              (11)      (20)       (38)        (14)
                                                       ------     -----      -----      ------
     Comprehensive income                              $1,010     $ 692      $ 898      $1,514
                                                       ======     =====      =====      ======

          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     OrCAD develops, markets, and supports software products that assist electronics designers in the management of component data and in the design of field-programmable gate arrays (FPGAs), including complex programmable logic devices, analog and mixed analog-digital circuits, and printed circuit boards
(PCBs). OrCAD operates in a single business segment, comprising the electronic design automation industry and serves most segments of the electronics industry, including aerospace, telecom, industrial control, military, medical equipment, and consumer products. OrCAD's products enable electronics designers to reduce time to market, improve product capability, and reduce design costs. OrCAD's Windows-based EDA solutions support the design process for mainstream components, from schematic capture to programmable logic design and verification to circuit simulation and printed circuit board layout. Over 240,000 products bearing the OrCAD name have been sold worldwide since 1984.

     On September 20, 1998 OrCAD entered into an Agreement and Plan of Reorganization ("the Reorganization Agreement") with Summit Design, Inc. ("Summit"), a publicly held Delaware Corporation. Under the terms of the Reorganization Agreement, each share of issued and outstanding Common Stock of OrCAD will be converted into the right to receive 1.05 shares of Summit common stock ("the Reorganization"). In addition, each outstanding option to purchase shares of OrCAD Common Stock will be assumed by Summit. The Reorganization is expected to be accounted for as a pooling-of-interests. The Reorganization is subject to regulatory, OrCAD, and Summit stockholder approval and standard closing conditions.

     On April 15, 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of the Company formed in March of 1998, purchased certain assets and assumed certain liabilities of ARS Microsystems Ltd., (ARS) for approximately $1 million. Of that amount, $1 million was allocated to goodwill and is being amortized over a five-year estimated life. ARS was previously the Company's value added reseller in the United Kingdom. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

     On January 20, 1998 OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, was merged with and into MicroSim Corporation ("MicroSim") and all of the issued and outstanding shares of MicroSim common stock and all of the rights to acquire MicroSim common stock were converted into and exchanged for 2,427,632 shares of OrCAD common stock, (the "Merger"). The Merger was accounted for as a pooling-of-interests in 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

TOTAL REVENUE

     The Company derives revenue from the licensing of its software products and from the provision of maintenance, training and consulting services to customers. The Company recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from extended support agreements that provide customers access to product enhancements, technical support, and the OrCAD Design Network ("ODN") which includes the OrCAD Knowledge Base, the OrCAD Knowledge Exchange, OrCAD Tech Tips, and an electronic Technical Support Connection. Revenue from each extended support agreement is deferred and recognized ratably over the term of the support agreement. Revenue from customer training and consulting is recognized as services are performed.

     Total revenue increased 10% to $11.2 million in the third quarter of 1998 from $10.3 million in the third quarter of 1997. The increase in total revenue was due to growth in service revenue offset by a slight decrease in product revenue. As a percentage of total revenue, product revenue decreased to 70% in the third quarter of 1998 from 78% in the third quarter of 1997. Conversely, service revenue increased as a percentage of total revenue to 30% in the third quarter of 1998 from 22% in the third quarter of 1997.

     Product revenue decreased 1% to $7.8 million in the third quarter of 1998 from $8 million in the third quarter of 1997. The decline in product revenue is primarily attributable to decreased sales related to the OrCAD PSpice product family, slightly offset by increased sales in the OrCAD Capture and Layout product families. Unfavorable economic conditions in Asia partially offset by increases in North American and European product revenue also account for this decline.

     Service revenue increased 48% to $3.4 million in the third quarter of 1998 from $2.3 million in the third quarter of 1997. The increase in service revenue from the third quarter of 1997 to the third quarter of 1998 was primarily attributable to increased sales of extended support agreements, training and consulting services.

     Total North American revenue increased 22% to $7.7 million in the third quarter of 1998 from $6.3 million in the third quarter of 1997. Total revenue generated outside of North America decreased 10% to $3.6 million in the third quarter of 1998 from $4 million in the third quarter of 1997. As a percentage of the Company's total revenue, North American revenue increased to 68% in the third quarter of 1998 from 61% in the third quarter of 1997. The increase in the proportion of revenue generated within North America was primarily attributable to decreased sales to Asian markets reflecting the unfavorable economic condition in that region.

COST OF REVENUE

     The cost of product revenue represents the costs associated with the licensing of the Company's products, such as expenses of reproducing product documentation, media and packaging, hardware locks, shipping costs, and royalties paid to external developers. The cost of product revenue decreased 46% to $657,000 in the third quarter of 1998 from $1.2 million in the third quarter of 1997. The decreased cost of product revenue was primarily the result of reduced materials costs, consolidation of the Company's Irvine, California shipping function into the Beaverton, Oregon shipping operation, and reduced royalty payments which accounted for cost reductions of $223,000, $183,000, and $49,000, respectively, in the third quarter of 1998 compared to the third quarter of 1997. As a percentage of product revenue, cost of product revenue decreased to 8% in the third quarter of 1998 from 15% in the third quarter of 1997.

     The cost of service revenue includes the costs of providing software maintenance, such as technical support, and the costs of providing consulting and training services. The cost of service revenue increased 62% to $690,000 in the third quarter of 1998 from $426,000 in the third quarter of 1997. This increase was attributable to an increase in personnel costs and costs associated with the delivery of services corresponding with the increased service revenue. As a percentage of service revenue, the cost of service revenue remained relatively flat increasing 1% to 20% in the third quarter of 1998 from 19% in the third quarter of 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred because technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses remained relatively constant decreasing 2% to $2.8 million in the third quarter of 1998 from $2.9 million in the third quarter of 1997. As a percentage of total revenue, research and development expenses decreased to 25% in the third quarter of 1998 from 28% in the third quarter of 1997.

MARKETING AND SALES

     Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 18% to $4.6 million in the third quarter of 1998 from $3.8 million in the third quarter of 1997. Total marketing and sales expenses increased as a result of increased promotional activity and continued expansion of the Company's sales and marketing organizations. The number of employees in the Company's marketing and sales functions increased to 121 at September 30, 1998 from 91 at September 30, 1997. As a percentage of total revenue, marketing and sales expenses increased to 41% in the third quarter of 1998 from 38% in the third quarter of 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs associated with the Company's executive office, human resources, finance, and administrative functions. General and administrative expenses increased 17% to $1.4 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997. This increase was primarily the result of rising administrative costs associated with increased personnel, the Company's allowance for bad debt and travel expenditures, which accounted for expense increases of $102,000, $62,000, and $36,000, respectively, in the third quarter of 1998 compared to the third quarter of 1997. The Company's increase in allowance for bad debt correlates with a $615,000 increase in trade accounts receivable as of September 30, 1998 compared to the same period in 1997. As a percentage of total revenue, general and administrative expenses remained relatively constant at 13% in the third quarter of 1998 as compared to 12% in the third quarter of 1997.

INCOME FROM OPERATIONS

     In the third quarter of 1998, OrCAD generated income from operations of $1.1 million as compared to $683,000 for the same period in the prior year. The increase in income from operations in the third quarter of 1998 from the third quarter of 1997 was primarily attributable to lower cost of product revenue and lower costs in research and development measured as a percentage of revenue partially offset by increases in marketing and sales, and general and administrative costs measured as a percentage of revenue.

OTHER INCOME, NET

     Other income, net primarily consists of interest income, gains and losses on the disposal of fixed assets, sublease income, royalty income, and foreign currency gains and losses. Interest income consists primarily of the earnings on available cash balances and marketable securities, which have generally been invested in short-term money market investments, treasury bills and corporate debt securities. Other income, net decreased to $382,000 in the third quarter of 1998 from $436,000 in the third quarter of 1997. The Company shifted certain of its investment securities into securities that are generally exempt from federal tax and yield interest at a lower rate than taxable investment securities in which the Company previously invested. As a result of this change, other income, net for the third quarter of 1998 decreased from the same period in the prior year.

INCOME TAX EXPENSE

     The Company's effective tax rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation, utilization of research and experimentation tax credits, and certain investment income which is exempt from federal tax. Income tax expense for the third quarter of 1998 was $474,000 as compared to $405,000 for the third quarter of 1997.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

TOTAL REVENUE

     Total revenue increased 12% to $34.8 million for the first nine months of 1998 from $31 million for the first nine months of 1997. The increase in total revenue was due to growth in both product and service revenue. As a percentage of total revenue, product revenue decreased to 73% for the first nine months of 1998 from 80% for the first nine months of 1997. Conversely, service revenue increased as a percentage of total revenue to 27% for the first nine months of 1998 from 20% for the first nine months of 1997.

     Product revenue increased 2% to $25.3 million for the first nine months of 1998 from $24.9 million for the first nine months of 1997. The slight increase in product revenue is primarily attributable to increased sales in the Company's Capture and Layout product families, offset by decreased sales related to the OrCAD PSpice product family. Increased North American and European revenue was partially offset by decreased revenue in Asian markets as a result of unfavorable economic conditions in that region.

     Service revenue increased 54% to $9.4 million for the first nine months of 1998 from $6.1 million for the first nine months of 1997. The increase in service revenue in the respective periods was primarily attributable to the increased sales of extended support agreements, training and consulting.

     Total North American revenue increased 25% to $24.2 million for the first nine months of 1998 from $19.3 million for the first nine months of 1997. Total revenue generated outside of North America decreased 10% to $10.6 million for the first nine months of 1998 from $11.7 million for the first nine months of 1997. As a percentage of the Company's total revenue, North American revenue increased to 70% for the first nine months of 1998 from 62% for the first nine months of 1997. The increase in the proportion of revenue generated within North America was attributable to decreased sales to Asian markets reflecting the unfavorable economic conditions in that region.

COST OF REVENUE

     The cost of product revenue decreased 38% to $2.2 million for the first nine months of 1998 from $3.6 million for the first nine months of 1997. The decreased cost of product revenue was primarily the result of reduced materials costs, the consolidation of the Company's Irvine, California shipping function into the Beaverton, Oregon operation, and reduced freight charges, which accounted for cost reductions of $681,000, $502,000,and $109,000, respectively, in the first nine months of 1998 compared to the first nine months of 1997. As a percentage of product revenue, cost of product revenue decreased to 9% for the first nine months of 1998 from 14% for the first nine months of 1997.

     The cost of service revenue increased 53% to $1.9 million for the first nine months of 1998 from $1.2 million for the first nine months of 1997. This increase was primarily attributable to increased sales of maintenance contracts and the expansion of the Company's Enterprise Services organization. As a percentage of service revenue, the cost of service revenue remained constant at 20% for the first nine months of 1998 and for the corresponding period of 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 3% to $8.6 million for the first nine months of 1998 from $8.4 million for the first nine months of 1997. The increase in research and development expenses was primarily attributable to increased third-party consulting costs partially offset by a decrease in personnel costs. As a percentage of total revenue, research and development expenses decreased to 25% for the first nine months of 1998 from 27% for the first nine months of 1997.

MARKETING AND SALES

     Marketing and sales expenses increased 25% to $13.8 million for the first nine months of 1998 from $11.1 million for the first nine months of 1997. Total marketing and sales expenses increased as a result of increased promotional activity and continued expansion of the Company's sales and marketing organizations. The number of employees in the Company's marketing and sales functions increased to 121 at September 30, 1998 from 91 at September 30, 1997. As a percentage of total revenue, marketing and sales expenses increased to 40% for the first nine months of 1998 from 36% for the first nine months of 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 16% to $4 million for the first nine months of 1998 from $3.5 million for the first nine months of 1997. This increase was primarily the result of increased administrative costs associated with investor relations expenditures and the Company's allowance for bad debt, which accounted for expense increases of $197,000 and $178,000, respectively, in the first nine months of 1998 compared to the first nine months of 1997. The Company's increase in allowance for bad debt correlates with a $615,000 increase in trade accounts receivable as of September 30, 1998 compared to the same period in 1997. As a percentage of total revenue, general and administrative expenses increased to 12% in the first nine months of 1998 from 11% for the first nine months of 1997.

MERGER AND ACQUISITION RELATED CHARGES

     In the first nine months of 1998, OrCAD incurred merger-related charges of $4.1 million in connection with the MicroSim Merger relating primarily to financial advisory fees, legal and accounting services, personnel severance costs and the cancellation and continuation of contractual obligations. Personnel severance costs relate primarily to the termination of approximately 35 employees, most of which were employed by MicroSim in connection with a plan of eliminating and redirecting certain of MicroSim's general, administrative, sales, and marketing related functions to OrCAD's Beaverton, Oregon facility. OrCAD also recognized certain costs for asset impairments and the cancellation and continuation of contractual obligations related primarily to MicroSim's facility lease as a result of eliminating and redirecting the aforementioned operating functions in Irvine, California. The cash outflows for each of the respective merger and acquisition related charges through the nine month period ended September 30, 1998 are as follows: personnel severance-$1.4 million; legal, accounting, investment banking and investor relations-$1.2 million; continuation and cancellation of contractual obligations-$57,000; asset impairment $114,000; and other $260,000. Payments related to the continuation and cancellation of contractual obligations are being made in accordance with the terms of the agreements that existed prior to the consummation of the merger with MicroSim. All other remaining amounts are expected to be disbursed by the end of 1998.

INCOME FROM OPERATIONS

     For the first nine months of 1998, OrCAD generated income from operations of $106,000 as compared to $1.1 million for the same period in the prior year. Excluding merger and acquisition related charges of $4.1 million and $2.2 million in the first nine months of 1998 and 1997, respectively, income from operations was $4.2 million and $3.3 million for the first nine months of 1998 and 1997, respectively. The increase in income from operations in the first nine months of 1998 from the same period in 1997, excluding merger and acquisition related charges, was primarily attributable to lower cost of product revenue and lower expenses in research and development measured as a percentage of revenue partially offset by increases in marketing and sales, and general and administrative expenses measured as a percentage of revenue.

OTHER INCOME, NET

     Other income, net decreased to $1.3 million for the first nine months of 1998 from $1.4 million for the first nine months of 1997. The Company shifted certain of its investment securities into securities that are generally exempt from federal tax and yield interest at a lower rate than taxable investment securities in which the Company previously invested. As a result of this change, other income for the nine months of 1998 decreased from the same period in the prior year.

INCOME TAX EXPENSE

     The effective tax rate for the first nine months of 1998 was 32%. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation, utilization of research and experimentation tax credits, and certain investment income which is exempt from federal tax. Income tax expense for the first nine months of 1998 was $434,000 as compared to $876,000 for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash and cash equivalents were $13.5 million at September 30, 1998 as compared to $31.6 million at December 31, 1997. Cash provided by operations was $6.1 million for the first nine months of 1998 as compared to $3.7 million for the first nine months of 1997. The increase in cash provided by operations from the first nine months of 1998 as compared to the first nine months of 1997 was primarily due to collections of accounts receivable. Cash used in investment activities was $24.5 million for the first nine months of 1998 as compared to $3.4 million for the corresponding period in 1997. The increase in cash used in investment activities during the first nine months of 1998 as compared to the first nine months of 1997 was due primarily to purchases of investment securities partially offset by maturities thereof. Cash provided by financing activities was $376,000 for the first nine months of 1998 as compared to $7,000 used in financing activities during the first nine months of 1997. The increase in cash provided by financing activities in the first nine months of 1998 was primarily due to proceeds from the issuance of common stock upon the exercise of stock options.

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

YEAR 2000

     The Company is aware of the potential inability of computer programs to adequately process date information after December 31, 1999 (the year 2000 issue). The Company has anticipated problems surrounding the year 2000 issue and modified its product offerings as necessary to make them year 2000 compliant. All currently marketed and supported OrCAD products for Microsoft Windows NT and Windows 95 are year 2000 compliant. The Company makes no assurances that its DOS products, which are no longer being sold or marketed, are year 2000 compliant. The year 2000 issue with regard to OrCAD's Microsoft Windows NT and Windows 95 products is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

     Furthermore, the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies may be required to devote significant resources to correct or patch their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's software products that could have a materially adverse effect on the Company's financial condition and results of operations. There can be no assurance that there will not be any year 2000 related operating problems or material expenses that will occur with OrCAD's computer systems or in connection with the interface with OrCAD's major vendors or suppliers.

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

     The Company sells its software products and provides services to customers throughout the world. Managing global operations presents challenges associated with organizational alignment, cultural and language differences. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to differ significantly from period to period. Although international markets provide the Company with significant revenue opportunities, periodic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries which could result in a decline in the purchasing power of the Company's customers in those countries. This in turn could result in the cancellation or delay of orders for the Company's products from customers in those countries, thus adversely affecting the Company's operations.

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

     Acquisitions of complimentary businesses are an integral part of the Company's overall business strategy. There are several risks associated with this strategy including, but not limited to, integration of sales channels, training and education of sales forces for new product offerings, integration of product development efforts, retention of key employees, retention of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast and meet quarterly revenue and earnings targets and effectively manage the business for long-term growth.
While the Company is aware of, and is addressing such issues, there can be no assurance that these challenges will be effectively met.

     OrCAD's success is dependent, in part, upon its proprietary technology. The Company generally relies on patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights to its technology and products. OrCAD has been issued a number of patents. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to the Company. In addition, the laws of some foreign countries may not permit the protection of OrCAD's proprietary rights to the same extent as the laws of the United States.

     Because of the existence of a large number of patents in the EDA industry there can be no assurance that OrCAD products or any of their components do not infringe on the patent rights of others. If a third party were to allege infringement, OrCAD believes that, based on industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's business, operating results or financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that the Company would prevail in any such challenge. Some of the Company's products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew such licenses. The inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on the Company's business, operating results, or financial condition.

     Software products of the complexity of OrCAD's may contain errors that may be detected at any point in the products' life cycles. The Company has discovered software errors in certain of its products in the past. The correction of these errors has caused delays in shipment. There can be no assurance, despite arduous testing by OrCAD, its customers, and potential customers, that errors will not be detected. Errors may result in the loss of, or delay in market acceptance and sales. Such errors may require the Company to divert development resources, incur increased service and royalty costs and the Company may suffer injury to its reputation. As such, there can be no assurance that such errors will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September of 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standard also requires that changes in the derivatives' fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after September 15, 1999. The Company does not expect SAFS 133 to have a material impact on its consolidated financial statements.

     In March of 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement requires that certain software costs related to the development or purchase of software to be used in internal business processes be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 is not expected to have a material effect on the results of Operations of OrCAD.

LEGAL PROCEEDINGS

     From time to time, OrCAD becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of OrCAD. OrCAD is not presently a party to any litigation, the outcome of which would have a material adverse effect on OrCAD's business, financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     During the third quarter of 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 5,894 shares of Common Stock were issued at exercise prices ranging from $.35 to $3.50. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          2.1   Agreement and Plan of Reorganization*
          10.1 Employment Agreement with Michael F. Bosworth Dated September 17, 1998
          10.2  Employment Agreement with William Cibulsky Dated September 17,
                1998
          10.3 Employment Agreement with Donald G. Tannenbaum Dated September 17, 1998
          10.4 Employment Agreement with Stuart Harrington Dated September 17, 1998
          10.5  Employment Agreement with James M. Plymale Dated September 17,
                1998
          10.6  Employment Agreement with P. David Bundy Dated September 17,
                1998
          10.7 Employment Agreement with Phillip J. Kilcoin Dated September 17, 1998
          10.8 Employment Agreement with Graham K. Sheldon Dated September 17, 1998
          27.1  Financial Data Schedule
          27.2  Restated Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on October 2, 1998, relating to the Agreement and Plan of Reorganization (the "Merger Agreement") among Summit Design, Inc., Hood Acquisition Corp., and OrCAD.

* Hereby incorporated by reference to the Company's report on Form 8-K filed on October 2, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OrCAD, Inc.



       Dated: November 13, 1998     /s/  P. David Bundy
                                    --------------------------------------------
                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)