Form 10-K
period 1998-12-31
ORCAD INC
filed 1999-03-31
CIK 881411

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from     to

                        Commission File Number 0-27692

                               ----------------

                                  OrCAD, Inc.
            (Exact name of Registrant as specified in its charter)

               Delaware                              93-1062832
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

               9300 S.W. Nimbus Avenue, Beaverton, Oregon 97008
         (Address of principal executive offices, including zip code)

                                (503) 671-9500
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting shares held by non-affiliates of the Registrant was $54,913,614 as of March 1, 1999 based upon the last sales price as reported by Nasdaq.

  The number of shares of the Registrant's Common Stock outstanding at March 1, 1999 was 9,391,896 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1999 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ORCAD, INC.

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                      PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................     9
 Item 3.  Legal Proceedings.............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders...........     9

                                      PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    10
 Item 6.  Selected Consolidated Financial Data..........................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    12
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    21
 Item 8.  Financial Statements and Supplementary Financial Data.........    22
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    40

                                     PART III
 Item 10. Directors and Executive Officers of the Registrant............    41
 Item 11. Executive Compensation........................................    41
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    41
 Item 13. Certain Relationships and Related Transactions................    41

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................    42
 Signatures.............................................................. II-1

                                    PART I

ITEM 1. BUSINESS

Overview

  OrCAD, Inc. ("OrCAD," or the "Company") develops, markets and supports software products that assist electronics designers in the management of component data and in the design of field-programmable gate arrays ("FPGAs"), including complex programmable logic devices ("CPLDs"), analog and mixed analog-digital circuits, and printed circuit boards ("PCBs"). OrCAD operates in a single business segment, comprising the electronic design automation ("EDA") industry and serves most segments of the electronics industry, including aerospace, telecom, industrial control, military, medical equipment, and consumer products. OrCAD's products enable electronics designers to reduce time to market, improve product capability, and reduce design costs. OrCAD's Windows-based EDA solutions support the design process for mainstream components, from schematic capture to programmable logic design and verification to circuit simulation and printed circuit board layout. To date, over 250,000 products bearing the OrCAD name have been sold worldwide.

Recent Developments

  In February 1999, OrCAD announced its intention to repurchase up to 500,000 shares of its outstanding common stock. Under the new repurchase program, common stock may be purchased from time-to-time in the open market and transactions may be negotiated based on market conditions. Pursuant to this program, as of March 30, 1999, OrCAD had spent a total of $887,000 to repurchase 125,000 shares at prices ranging from $7.08 to $7.12 per share.

  In September 1998, OrCAD entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Summit Design, Inc. ("Summit"), a publicly held Delaware corporation, and Hood Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Summit. Under the terms of the Reorganization Agreement, each share of issued and outstanding common stock of OrCAD was to be converted into the right to receive 1.05 shares of common stock of Summit. In addition, each outstanding option to purchase shares of OrCAD Common Stock was to be assumed by Summit. On February 2, 1999, OrCAD and Summit announced that the Reorganization Agreement had been terminated by mutual agreement. The Company expects to record a pre-tax charge to earnings of approximately $1.0 million in the first quarter of 1999 in connection with the termination of the Reorganization Agreement. This charge represents investment banking, legal, travel, accounting and other expenses OrCAD incurred during the merger process.

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

  Competitive pressures and the proliferation of programmable logic devices ("PLDs") and PCBs in product design have led to increasing demand for lower cost, easier-to-use solutions for design engineers creating mainstream components. The complexity of FPGAs and PCBs is continuously increasing as electronics manufacturers seek to increase functionality and reduce product cost and size. FPGAs are now full-scale systems on chips often encompassing more than 100,000 gates and operating at 100 to 200 MHz and 3.3 volts.

  Today's mainstream PCBs may be multi-layer boards containing up to a thousand components and driven by high speed (>100MHz) microprocessors. OrCAD believes that the majority of manufacturers' electronic design-starts today involve these mainstream types of FPGAs, CPLDs, and PCBs. As an engineering design platform, the latest personal computers ("PCs") running Microsoft's Windows NT continue to offer increased processing power and ease of use. More than ever, these machines are ideal for most of today's electronic design activities.

Products

  EDA software tools aid electronic engineers in the design of increasingly complex products, and the tools provided by EDA suppliers must be periodically upgraded to meet the needs of the engineering community.

Although the core technology and functionality remain essentially the same for the life of a product, EDA software tools undergo continual enhancements and maintenance engineering for quality improvements. This continuous engineering is provided to OrCAD's customers in the form of an upgrade.

  OrCAD attempts to release upgrades for each of its major products on an annual basis. The dates of the last upgrades of these major products are as follows:

      Product                                                       Last Upgrade
      -------                                                       ------------
      Capture......................................................    12/98
      Express......................................................    12/98
      Layout.......................................................    12/98
      PSpice.......................................................    12/98

  The latest release of OrCAD products in December 1998 ("Release 9.0") integrates the Company's entire product line through a new OrCAD Interchange Architecture (the "Interchange Architecture"). The Interchange Architecture features OrCAD Capture as the single interface and database for project management and design entry. The OrCAD Capture interface connects engineers to a choice of products for component information management; mixed schematic/VHDL, FPGA and CPLD design; simulation and synthesis; analog/mixed-signal design; and PCB layout. Release 9.0 permits a design to be easily divided in its early stages and merged later for system integration, test and implementation.

  OrCAD's software products are designed as 32-bit applications, each of which operates in an integrated fashion with other applications for Microsoft Windows.

  OrCAD Capture is a 32-bit schematic capture tool that enables the acceleration of the engineer's overall design process for both FPGA and PCB design. Its integrated design management tools allow design engineers to browse their schematic database to find and edit objects, and to reuse portions of their designs. OrCAD Capture includes: (i) a schematic editor designed to speed the drawing of complex schematics; (ii) a part editor that allows designers to modify any of the more than 20,000 included library parts or to create new ones easily; (iii) an electrical rules checking program that detects and flags common design errors on the schematic page; and (iv) features to produce output such as net-lists, bills of material and design documentation.

  OrCAD Capture Component Information System ("OrCAD Capture CIS") adds to OrCAD Capture a design data and library management tool. This tool links parts placed in an OrCAD Capture design with the information in the manufacturers' in-house part databases and a selection of those found on the Internet through an Internet Component Assistant ("ICA"). The ICA enables users to access an Internet-parts catalog of over 200,000 components, complete with data sheets and schematic symbols. This increases the ease and efficiency of part selection for the designer and transfers information to create correct bills of material and net-lists to the schematics.

  The OrCAD Layout family of products allows rapid completion of most mainstream PCBs. OrCAD Layout's 16-layer autorouter applies proprietary "push-and-shove" technology to enable high density routing. OrCAD's interactive routing gives design engineers the power of "user-assisted" autorouting to precisely control critical routes. OrCAD Layout Plus adds shape-based autorouting, automatic cluster placement, component push-and-shove, auto-interactive placement, auto-path completion and single-layer autorouting. OrCAD Layout Engineers Edition is suitable for use by engineers, PCB designers and technicians who do not require an autorouter.

  OrCAD Express is an integrated design environment for the design of FPGAs and CPLDs. Through OrCAD's Interchange Architecture, it extends OrCAD Capture or OrCAD Capture CIS for designing programmable logic devices of every complexity. OrCAD Express integrates Very High Speed Integrated Circuit Hardware Description Language ("VHDL"), schematic, and mixed-mode design entry, simulation, and synthesis from Exemplar Logic, targeted to vendor place-and-route tools, into a single application. With OrCAD Express, engineers can design board-level systems with FPGAs and CPLDs from OrCAD Solution Partners such as Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation, Lucent Technologies, Inc., Philips Semiconductor, Vantis Corporation, and Xilinx, Inc., as well as a variety of simple PLDs from a number of vendors.

  OrCAD Express Component Information System ("OrCAD Express CIS") adds to OrCAD Express a design data and library management tool. This tool links parts placed in an OrCAD schematic design with the information in the manufacturers' in-house part databases and a selection of those found on the Internet through an Internet Component Assistant ("ICA"). The ICA enables users to access an Internet-parts catalog of over 200,000 components, complete with data sheets and schematic symbols. This increases the ease and efficiency of part selection for the designer and transfers information to create correct bills of material and net-lists to the schematics.

  OrCAD Schematics is a graphical EDA front-end that speeds the process of designing an electronic system. Engineers using OrCAD Schematics can create a schematic, simulate it, and prepare it for PCB layout, all with the same 32-bit Windows-standard user interface. Its "Design Journal" capability allows engineers to explore alternative solutions simultaneously, enabling them to create better designs faster. OrCAD Schematics includes (i) a schematic editor that is integrated with OrCAD's other products; (ii) a design manager that allows design engineers to browse their design workspace; (iii) a parts library, containing more than 40,000 parts, together with a part editor and wizard that allows designers to quickly modify existing parts or create new ones; and (iv) features to create reports and send design data to other tools, such as AutoCAD.

  OrCAD PSpice A/D is an analog/digital simulator that offers the design engineer close integration between analog and digital designs, and integrates both simulation and waveform analysis for mixed analog and digital systems. Many of today's electronic circuits combine both analog and digital components. OrCAD PSpice A/D accelerates the design of these circuits by providing simulation and analysis of the system before it is built. OrCAD PSpice A/D is integrated with OrCAD Capture or OrCAD Capture CIS for design entry through OrCAD's Interchange Architecture. OrCAD PSpice A/D includes (i) a graphical waveform display and analysis program that allows engineers to view and calculate circuit performance; (ii) a library of over 10,000 models for analog and digital parts; and (iii) a graphical simulation model that allows engineers to modify models and create new ones.

  OrCAD PSpice is an analog only simulator that can be integrated with OrCAD Capture or OrCAD Capture CIS to facilitate design entry through OrCAD's Interchange Architecture and allows engineers to analyze and refine their designs in a single Windows-based graphical environment. The analysis capabilities (such as parametric analysis and Monte Carlo analysis) of OrCAD PSpice give engineers an understanding of circuit performance that enables them to create better designs. OrCAD PSpice is integrated with OrCAD Capture and includes (i) a graphical waveform display and analysis program that allows engineers to view and calculate circuit performance; (ii) a library containing more then 8,500 analog part models; and (iii) a graphical simulation model editor that allows engineers to modify models and create new ones.

  OrCAD PSpice A/D Basics+ and OrCAD PSpice Basics are entry-level versions of OrCAD PSpice A/D and OrCAD PSpice.

  OrCAD PCBoards assists in the layout of printed circuit boards. It is integrated with OrCAD Schematics and OrCAD PSpice A/D, allowing engineers to do both circuit design and layout to improve overall circuit performance and time-to-market. OrCAD PCBoards includes the industry leading Cadence (formerly Cooper & Chyan Technology) SPECCTRA Shaped Based autorouter to provide fast routes and high completion rates. OrCAD PCBoards also includes a library of more than 1,400 footprints, and an interactive footprint editor that enables designers to modify existing footprints or create new ones.

  OrCAD DesignLab enables engineers to design in an integrated manner. Within this integrated design environment engineers can move back and forth between creating the schematic diagram, simulating both analog and digital circuits, synthesizing both PLDs and CPLDs, designing and simulating systems containing Xilinx FPGAs, and laying out PCBs. OrCAD DesignLab includes OrCAD Schematics, OrCAD PSpice A/D and OrCAD PCBoards. It also includes additional features for PLD, CPLD and FPGA design.

  Since the completion of the MicroSim merger in January 1998, OrCAD has not actively marketed OrCAD Schematics, OrCAD PCBoards, OrCAD DesignLab or OrCAD PSpice A/D Basics.

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

  OrCAD believes that the EDA market is trending toward greater use of the Microsoft Windows NT operating system, and anticipates that the use of Windows NT-based products in the EDA market will grow and expand. Accordingly, all of the new products introduced by OrCAD (and its acquired companies) during its preceding and current fiscal year, and all of the products OrCAD is currently developing, are designed for use on Microsoft's Windows NT operating systems and the PC platform. Any factor adversely affecting the demand for or use of the Microsoft Windows operating systems or PCs, for EDA applications, could result in a material adverse effect on OrCAD's business, financial condition and results of operations.

  Software products as complex as those offered by OrCAD may contain defects or failures when introduced or when new versions are released. OrCAD has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. There can be no assurance that, despite testing by OrCAD, errors will not be found in new products or versions after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon OrCAD's business, financial condition or results of operations.

Marketing and Sales

  OrCAD markets and sells its products worldwide through a variety of channels. In North America, OrCAD markets and sells its products directly through its marketing and inside sales organizations which are supplemented by a field sales force and application engineers. OrCAD designs its marketing programs to reinforce the recognition of its brand through integrated advertising, direct mail, electronic marketing, and other promotional activities. OrCAD's sales effort is designed to stimulate, qualify and respond effectively to the leads generated by the marketing programs. OrCAD also generates leads through customer and consultant referrals. To effectively target and measure all of these efforts, OrCAD has invested in an information system that tracks contacts with customers and prospects. OrCAD's distribution strategy is intended to address the mainstream electronic design market in a productive, cost-effective manner. OrCAD believes that its direct field sales force will allow it to better meet the unique buying requirements of management in large organizations. OrCAD intends to use its penetration at the individual and group level in large organizations to help achieve enterprise-wide standardization on its products.

  OrCAD maintains an ongoing program of market research based on industry reports, customer input, surveys, and frequent communication with value added resellers ("VARs"). This research helps OrCAD to set priorities for product development, technical support, and other functional areas. Trade shows and OrCAD's training, consulting, and implementation services provide additional means of soliciting customer feedback.

  Direct Sales. OrCAD's direct sales effort consists primarily of an inside sales force supplemented with a field sales presence. Inside sales are typically generated by inbound inquiries stimulated by OrCAD's marketing programs, additional sales to existing customers, and references from customers. OrCAD further believes inside sales has been a cost-effective means of distributing its products and gaining customer acceptance. OrCAD believes that its direct field sales force will allow it to better meet the unique requirements of selling directly to management at large organizations.

  Indirect Sales. OrCAD's VARs are key components of OrCAD's sales and marketing strategy in international markets, outside of Japan and the United Kingdom ("U.K."). VARs provide local technical support and sometimes local language documentation, and run a variety of direct marketing programs that build on materials developed for the North American direct marketing efforts. OrCAD derived approximately $15.1 million, $16.7 million and $16.6 million, or approximately 32%, 38% and 45% of its total revenue from international sales for the years ended December 31, 1998, 1997 and 1996, respectively. Substantially all of OrCAD's international revenue to date has been derived from indirect sales made by its VARS and Japanese subsidiary. OrCAD acquired certain assets of its U.K. distributor in 1998 to increase its direct presence in that country. Beyond North America, Japan and the U.K., OrCAD distributes its products through leading EDA VARs.

  Because OrCAD's products are used by professional engineers and other technical personnel, effective VARs must possess sufficient technical, marketing and sales resources and must devote these resources to sales efforts, customer education, training, consulting and support. Only a limited number of potential VARs possess these criteria. There can be no assurance that OrCAD will be able to attract and retain a sufficient number of qualified VARs to successfully market OrCAD's products, and the failure to do so would have a material adverse effect on OrCAD's business, financial condition and results of operations. OrCAD's relationship with its VARs is usually established through a formal reseller agreement, which generally may be terminated by either party without cause. There can be no assurance that any VAR will continue to represent OrCAD's products, and the inability to retain VARs could have a material adverse effect on OrCAD's business, financial condition and results of operations.

  Strategic Relationships. OrCAD has strategic relationships with and works closely with other companies to develop and market their products and to provide customers with application-specific solutions. In addition, OrCAD has developed relationships with a number of FPGA and CPLD vendors such as Actel Corporation, Altera Corporation, Lattice Semiconductor Corporation, Lucent Technologies Inc., Philips Semiconductor, Vantis Corporation, and Xilinx, Inc. for the purpose of marketing integrated solutions to joint prospects and customers.

Service and Support

  OrCAD believes that to compete in the desktop EDA marketplace, it must provide a unique variety of support services, including customer service, software implementation, technical support, training and consulting services. Customers can also license OrCAD products on-line, as well as connect with technical support services over the Internet through links built directly into the Company's current software products.

  OrCAD offers product support agreements that provide customers with access to product enhancements, technical support, and the OrCAD Design Network ("ODN") which includes the OrCAD Knowledge Base, the OrCAD Knowledge Exchange, OrCAD Tech Tips and an electronic Technical Support Connection. OrCAD has created programs for both in-house and on-site training for all products. In North America, OrCAD has developed a strong technical support capability comprised primarily of electrical engineers who understand the customers' design processes and OrCAD's products. Internationally, OrCAD Japan, OrCAD U.K., independent VARs and distributors provide support to OrCAD customers. In addition, OrCAD's domestic technical support resources are available to support OrCAD's international markets.

Product Development

  OrCAD's product development process is customer-centric and team-based. The product development process integrates a product marketing group, which researches customer requirements, with program management and is supported by software development, quality assurance, and technical communications teams. As of December 31, 1998, there was a total of 101 people in the aforementioned groups. General technology directions for OrCAD's future product development include productivity improvements for target applications; language-based design and synthesis; design management; component-information systems development; support for advanced PCB routing technology and integration of the overall design process. OrCAD has a Windows C++ development environment, in which it develops its products using Microsoft Foundation Class UI objects. In 1998, 1997, and 1996, OrCAD invested 24%, 25% and 25% of revenue, respectively, in product development. All software development costs are expensed as incurred.

  The EDA industry is characterized by rapid technological change, frequent new product introductions, evolving industry standards, and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and un-marketable. OrCAD believes that it must continue to commit substantial resources to product development and, that its future success will depend on its continued ability to enhance its current products and to develop or acquire new products that keep pace with emerging industry standards, changing customer requirements, technological developments and Internet-based business initiatives. There can be no assurance that OrCAD will be successful in developing and marketing any such new products, product enhancements, or Internet-based business initiatives, or that such new products, enhancements, or Internet-based business initiatives will adequately meet the requirements of the marketplace and achieve market acceptance. In the past, OrCAD has experienced delays in its introduction of product enhancements and new products. If OrCAD is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, OrCAD's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

  The EDA industry is highly competitive. OrCAD currently competes in the Windows EDA market directly with Viewlogic Systems, Inc. ("Viewlogic") and a number of other smaller, privately held companies. Viewlogic offers Windows and UNIX-based products. OrCAD also faces competition from larger vendors of traditional UNIX-based EDA products. Some of these companies, such as Cadence Design Systems, Inc., Synopsys Inc., Mentor Graphics Corp., and others, have announced or released Windows-based products. A number of OrCAD's competitors have significantly greater financial, technical and marketing resources than OrCAD, and strong name recognition. There can be no assurance that these competitors will not use their superior resources and visibility, and installed customer bases, to successfully develop better products and/or market their products more effectively than those of OrCAD. In particular, as a result of the wide acceptance of UNIX-based EDA tools, vendors of such tools have established long-term relationships with many of OrCAD's current and potential customers, and may have the ability to offer these customers a broad suite of Windows and UNIX-based products to satisfy the entire range of their design needs. Finally, in addition to competition from EDA software vendors, OrCAD faces competition from the internal design groups of many of its customers, who design and develop their own customized schematic capture, simulation or synthesis tools for their own particular needs and therefore may be reluctant to purchase products offered by OrCAD or other EDA vendors. There can be no assurance that OrCAD will be able to convert such internal design groups into users of OrCAD's products. More generally, there can be no assurance that OrCAD will be able to compete successfully against current and future competitors, both direct and indirect, or that competitive pressures or generally adverse economic conditions faced by OrCAD will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS

  OrCAD's success is heavily dependent upon its proprietary software technology. OrCAD currently relies on a combination of trade secret, copyright and trademark laws, and contractual provisions to protect its proprietary rights in its software products. OrCAD has historically shipped its software with security devices to all customers outside of the United States and Canada. With the first customer shipment of the Release 9.0 product line in December 1998, OrCAD began locking its products sold in North America. OrCAD generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. OrCAD does not license or release the source code for its proprietary software to its customers, except in connection with OEM development agreements and a fraction of the PSpice software, which is sold as a model development product. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use OrCAD's products or technology without authorization, or develop similar or superior technology independently. In particular, OrCAD distributes its products pursuant to "shrink-wrap" licenses. There can be no assurance that such licenses are enforceable.

  In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although OrCAD believes that its products do not infringe on the proprietary rights of third parties, and although OrCAD has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against OrCAD in the future and that any such claims will not require OrCAD to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in significant diversions of effort by OrCAD's technical and management personnel, as well as OrCAD's incurrence of significant costs with respect to the defense thereof, and could have a material adverse effect on OrCAD's business, financial condition and results of operations. In addition, if any claims or actions are asserted against OrCAD, OrCAD may choose to or be required to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

EMPLOYEES

  As of December 31, 1998, OrCAD had 261 employees, including 121 in marketing and sales, 101 in research and development and 39 in general and administrative capacities. Of these, 170 are located at the OrCAD headquarters in Beaverton, Oregon, 44 are located in the Irvine, California office, 20 are located at OrCAD Japan in Yokohama, Japan, 16 are located at OrCAD U.K. in Basingstoke, England, and 11 are located throughout the United States and Canada at field sales offices. None of OrCAD's employees is represented by a labor union or is subject to a collective bargaining agreement. OrCAD believes that its employee relations are good.

  OrCAD's future success depends in significant part upon the continued service of its key senior management, professional and technical personnel. OrCAD's future success also depends on its continuing ability to attract, hire and retain highly qualified technical, professional and managerial personnel. Competition for such personnel is intense, and there can be no assurance that OrCAD can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

ITEM 2. PROPERTIES

  OrCAD occupies approximately 39,000 square feet of space at its headquarters in Beaverton, Oregon under a lease expiring in 2001, subject to OrCAD's right to extend. In addition, OrCAD occupies approximately 43,000 square feet of space at a product development facility in Irvine, California under a lease expiring in 2004, subject to OrCAD's right to extend. OrCAD's subsidiary in Japan leases approximately 4,141 square feet for its office in Yokohama. OrCAD's subsidiary in the U.K. leases approximately 3,700 square feet for its office in Basingstoke, England.

  On February 20, 1998, OrCAD entered into an agreement expiring in 2009 to lease approximately 79,000 square feet of space for a new headquarters in Tigard, Oregon, which agreement was amended on April 2, 1998 to increase the amount of leased space to a total of approximately 106,000 square feet. At the time of entering into such lease agreement, OrCAD paid a non-refundable deposit of $147,000, and at the time of entering into the amendment, paid an additional $162,000 as a non-refundable deposit.

  OrCAD expects to move into its new headquarters in Tigard, Oregon in July 1999. Thereafter, OrCAD plans to sub-lease approximately 20,000 square feet of its new headquarters, as well as the 39,000 square feet of its current headquarters in Beaverton, Oregon for the remainder of 1999. OrCAD believes that its existing facilities, including the proposed new headquarters and expansion options, are adequate for its current and foreseeable future needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  OrCAD is currently a party to an arbitration proceeding instituted by Deutsch Technology Research ("DTR") before the American Arbitration Association. DTR seeks to recover more than $1.0 million in damages from OrCAD in this arbitration. DTR's claims arise under an agreement OrCAD and DTR entered into in March 1997 ("DTR Agreement"), pursuant to which OrCAD agreed to market DTR's products and not to market competing products. In January 1998, OrCAD merged with MicroSim Corporation ("MicroSim"), a company which sold products which competed with DTR's products. OrCAD's merger with MicroSim breached the DTR Agreement. OrCAD has attempted, without success, to negotiate a settlement with DTR. An arbitrator has been assigned for this dispute but no hearing date has been set. In addition, DTR filed a lawsuit in March 1999 against MicroSim in Santa Clara County Superior Court alleging that MicroSim tortiously interfered with DTR's contractual and prospective relationship with OrCAD.

  From time to time, OrCAD becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of OrCAD. OrCAD is not presently a party to any litigation, the outcome of which is expected to have a material adverse effect on OrCAD's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  OrCAD's Common Stock commenced trading on the Nasdaq National Market System under the symbol "OCAD" on March 1, 1996. As of March 3, 1999, there were 1,532 stockholders of record of OrCAD's Common Stock. OrCAD has never declared or paid cash dividends on its Common Stock. OrCAD currently intends to retain the earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to the Common Stock in the foreseeable future. The following table sets forth, for the quarterly periods shown, the range of high and low closing prices for OrCAD's Common Stock on the Nasdaq National Market System.

                                                 Quarters Ended
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                    1997      1997       1997          1997
                                  --------- -------- ------------- ------------
   Common Stock Price Range:
     High........................  $11.00    $11.38     $14.75        $14.88
     Low.........................  $ 6.38    $ 6.13     $10.25        $ 7.13
                                                 Quarters Ended
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                    1998      1998       1998          1998
                                  --------- -------- ------------- ------------
   Common Stock Price Range:
     High........................  $ 9.94    $12.25     $10.25        $ 9.50
     Low.........................  $ 8.00    $ 8.94     $ 6.63        $ 4.00

  During the three months ended December 31, 1998, OrCAD sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of stock options granted under OrCAD's stock option plans. An aggregate of 13,032 shares of Common Stock were issued at exercise prices ranging from $0.35 to $3.50. These transactions were effective in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected historical consolidated financial data of OrCAD have been derived from OrCAD's historical consolidated financial statements and should be read in conjunction with such financial statements and the notes thereto.

                                             Year Ended December 31,
                                     ----------------------------------------
                                      1998    1997     1996    1995    1994
                                     ------- -------  ------- ------- -------
                                      (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF
 OPERATIONS:
Revenue:
  Products.......................... $34,182 $35,385  $31,169 $23,142 $18,345
  Service...........................  13,470   8,610    5,865   5,175   3,576
                                     ------- -------  ------- ------- -------
Total revenue.......................  47,652  43,995   37,034  28,317  21,921
Cost and expenses:
  Cost of revenue--products.........   3,114   4,764    4,142   3,675   3,613
  Cost of revenue--service..........   2,611   1,692    1,503   1,109     973
  Research and development..........  11,508  11,238    9,350   7,249   6,599
  Marketing and sales...............  18,767  15,416   11,877   8,793   6,835
  General and administrative........   5,365   4,810    4,793   3,507   2,735
  Write-off of purchased software...     --      --       --    1,037     --
  Merger and acquisition related
   charges..........................   4,081   2,203      --      971     --
                                     ------- -------  ------- ------- -------
Total cost and expenses.............  45,446  40,123   31,665  26,341  20,755
                                     ------- -------  ------- ------- -------
Income from operations..............   2,206   3,872    5,369   1,976   1,166
                                     ------- -------  ------- ------- -------
Other income (expense):
  Interest income (expense), net....   1,742   1,858    1,531     314     (29)
  Other, net........................      13     (17)      65      33     218
                                     ------- -------  ------- ------- -------
                                       1,755   1,841    1,596     347     189
                                     ------- -------  ------- ------- -------
Income before income taxes..........   3,961   5,713    6,965   2,323   1,355
Income tax expense..................     978   1,809    1,699     690     263
                                     ------- -------  ------- ------- -------
Net income.......................... $ 2,983 $ 3,904  $ 5,266 $ 1,633 $ 1,092
                                     ======= =======  ======= ======= =======
Basic net income per share.......... $  0.32 $  0.43  $  0.61 $  0.41 $  0.27
                                     ======= =======  ======= ======= =======
Diluted net income per share........ $  0.31 $  0.41  $  0.58 $  0.24 $  0.27
                                     ======= =======  ======= ======= =======
Shares used in basic net income per
 share calculation..................   9,320   9,165    8,618   4,012   3,982
Shares used in diluted net income
 per share calculation..............   9,519   9,446    9,046   6,853   3,982
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........... $ 8,454 $31,618  $28,077 $ 8,942 $ 4,462
Working capital.....................  42,316  37,115   36,858   7,774   4,224
Total assets........................  63,288  56,907   49,734  20,800  12,895
Long-term obligations...............     --       19      205     145   1,038
Total stockholders' equity..........  50,109  46,154   41,687  12,782   6,250

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. OrCAD's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results of Operations," in this section and under the caption "Risk Factors," as well as other risks detailed from time to time in OrCAD's SEC reports.

  The industry in which OrCAD competes and the markets that it serves are highly cyclical. OrCAD is dependent upon the semiconductor and, more generally, the computer and electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries, in each of the United States, Europe and Asia, have from time to time experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns and layoffs. In addition, portions of these industries have experienced downturns at different times. Over the past few years, most of these electronic industries, excluding the semiconductor industry more recently, have experienced an extended period of economic growth in North America and some growth in Europe. A recession in Japan and other far east nations and recent large fluctuations in the value of Asian currencies in relation to the U.S. dollar have contributed to economic slow downs in many Asian economies.

  There can be no assurance that such economic growth in North America will continue, and if it does not, any downturn could be especially severe. OrCAD's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon OrCAD's business, financial condition and results of operations.

Overview

  OrCAD was formed in September 1991 as the successor to prior entities engaged in developing EDA tools. From its inception, OrCAD has been engaged in the development and marketing of a broad family of EDA products including schematic capture, digital simulation, mixed analog/digital simulation, programmable logic design and printed circuit board layout. In 1995, OrCAD introduced OrCAD Design Desktop for Windows, a new product family designed for the 32-bit Windows operating system that includes OrCAD Capture for Windows, OrCAD Simulate for Windows, OrCAD Layout for Windows, OrCAD Layout Ltd. for Windows and OrCAD Layout Plus for Windows. In 1997, OrCAD introduced OrCAD Express for Windows, OrCAD Express Component Information System, OrCAD Capture Component Information System, OrCAD Layout Engineers' Edition, and OrCAD Enterprise Bridge. Through the acquisition of MicroSim Corporation, OrCAD introduced the PSpice product family that includes OrCAD PSpice A/D, OrCAD PSpice, OrCAD PSpice A/D Basics +, OrCAD PSpice Basics and OrCAD Optimizer. From OrCAD's inception through the first six months of 1995, OrCAD earned substantially all of its revenue from its DOS-based EDA products. For the year ended December 31, 1996, and thereafter, Windows-based products have accounted for more than 90% of OrCAD's product revenue.

  In April 1997, OrCAD acquired certain technology and sales personnel from TEAM Corporation for approximately $1.9 million. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $1.8 million and goodwill of $126,000 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the acquisition cost to TEAM's in-process product development that had not reached technological feasibility. In addition, there are certain contingent amounts payable annually over the three year period ending April 2000, based on the achievement of specific revenue milestones. The Company is amortizing the goodwill over a period of three years.

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

  In October 1997, OrCAD entered into an Agreement and Plan of Merger with MicroSim Corporation ("MicroSim"), a privately held California corporation, providing for the merger of OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, with and into MicroSim. The MicroSim merger was consummated on January 20, 1998, at which time all of the issued and outstanding shares of MicroSim common stock and all of the outstanding options and other rights to acquire MicroSim common stock were converted into and exchanged for 2,427,632 shares of OrCAD Common Stock. The MicroSim merger was accounted for as a pooling-of-interests and accordingly, the results of MicroSim have been included in the accompanying consolidated financial statements for all periods presented.

  As a result of the MicroSim merger, OrCAD incurred a one-time charge totaling approximately $4.1 million in the first quarter of 1998, relating primarily to financial advisory fees, legal and accounting services for both parties, personnel severance costs, the cancellation and continuation of contractual obligations and other integration costs.

  On April 15, 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of OrCAD formed in March 1998, purchased certain assets and assumed certain liabilities of ARS Microsystems ("ARS") for approximately $1 million. ARS was previously OrCAD's value added reseller in the U.K. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

Results of Operations

  The following table sets forth for the periods indicated selected items of OrCAD's statements of operations as a percentage of its total revenue:

                                                                 Year ended
                                                                December 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
                                                                   (As a
                                                               percentage of
                                                               total revenue)
   Revenue:
    Products..................................................  72%   80%   84%
    Service...................................................  28    20    16
                                                               ---   ---   ---
   Total revenue.............................................. 100%  100%  100%
   Cost and expenses:
    Cost of revenue--products.................................   7    11    11
    Cost of revenue--service..................................   5     4     4
    Research and development..................................  24    25    25
    Marketing and sales.......................................  39    35    32
    General and administrative................................  11    11    13
    Merger and acquisition related charges....................   9     5   --
                                                               ---   ---   ---
   Total cost and expenses....................................  95    91    85
                                                               ---   ---   ---
   Income from operations.....................................   5     9    15
   Other income, net..........................................   3     4     4
                                                               ---   ---   ---
   Income before income taxes.................................   8    13    19
   Income tax expense.........................................   2     4     5
                                                               ---   ---   ---
   Net income.................................................   6%    9%   14%
                                                               ===   ===   ===

Years Ended December 31, 1998, 1997 and 1996

 Revenue

  OrCAD derives revenue from the licensing of its software products and from the provision of maintenance, training, and consulting services to customers. OrCAD recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. Service revenue is derived primarily from extended support agreements that provide customers access to product enhancements, technical support, and the ODN which includes the OrCAD Knowledge Base, the OrCAD Knowledge Exchange, OrCAD Tech Tips and an electronic Technical Support Connection. Revenue from each product support agreement is deferred and recognized ratably over the term of the extended support agreement. Revenue from customer training and consulting is recognized as services are performed.

  Total revenue increased 8% in 1998 to $47.7 million from $44.0 million in 1997. Growth in service revenue, slightly offset by a decline in product revenue, contributed to the total revenue increase in 1998. Total revenue increased in 1997 by 19% from $37.0 million in 1996. In 1997, total revenue increased as a result of growth in both product and service revenue. As a percentage of total revenue, product revenue decreased to 72% in 1998 from 80% in 1997 and decreased in 1997 from 84% in 1996. Conversely, service revenue increased as a percentage of total revenue to 28% in 1998 from 20% in 1997 and increased in 1997 from 16% in 1996.

  Product revenue decreased 3% in 1998 to $34.2 million from $35.4 million in 1997. The decrease in product revenue in 1998 was attributable to increased sales in the OrCAD Layout product family offset by decreased sales related to the OrCAD PSpice and OrCAD Express product families. This decrease was primarily due to decreased sales to Asian markets, reflecting the unfavorable economic conditions in that region coupled with the fact that Release 9.0 of the OrCAD product families did not begin shipping until mid-December 1998. Product revenue increased 14% in 1997 to $35.4 million from $31.2 million in 1996. The increase in product revenue for 1997 was attributable to the successful introduction of OrCAD Capture CIS, OrCAD Express, OrCAD Express CIS, OrCAD Layout Engineer's Edition, OrCAD Enterprise Bridge and Release 8.0 of the OrCAD PSpice product family and the introduction of DesignLab. The addition of a field sales and support organization acquired from TEAM Corporation and the expansion of the inside sales organization also contributed to product revenue growth in 1997.

  Service revenue increased 56% in 1998 to $13.5 million from $8.6 million in 1997. The increase in service revenue in 1998 is primarily attributable to an increased emphasis on the OrCAD PSpice product family maintenance revenue in addition to an increased emphasis on training and consulting revenue, and renewals of extended support agreements from a larger installed base. Prior to the MicroSim merger, maintenance on the OrCAD PSpice product family had not been actively marketed. Service revenue increased 47% in 1997 to $8.6 million from $5.9 million in 1996. The increase in service revenue in 1997 is primarily attributable to an increased emphasis on maintenance sales, increased training and consulting revenue, and renewals of extended support agreements from a larger installed base.

  Total North American revenue increased 19% in 1998 to $32.5 million from $27.3 million in 1997. Total revenue generated outside of North America decreased 10% in 1998 to $15.1 from $16.7 million in 1997. As a percentage of OrCAD's total revenue, North American revenue increased to 68% in 1998 from 62% in 1997 and revenue generated outside of North America decreased to 32% in 1998 from 38% in 1997. The increase in the proportion of revenue generated in North America in 1998 is primarily attributable to decreased sales to Asian markets reflecting the unfavorable economic conditions in that region. In Japan, revenue decreased $1.8 million, or 24%, to $5.7 million in 1998 from $7.5 million in 1997. Excluding Japan, revenue from the rest of Asia decreased $526,000, or 23%, to $1.8 million in 1998 from $2.3 million in 1997. In
Europe, however, revenue increased $693,000, or 10%, to $7.6 million in 1998 from $6.9 million in 1997.

  Total North American revenue increased 33% in 1997 to $27.3 million from $20.4 million in 1996. Total revenue generated outside North America remained relatively constant at $16.7 million and $16.6 million in 1997 and 1996, respectively. As a percentage of OrCAD's total revenue, North American revenue increased to 62% in 1997 from 55% in 1996. The increase in the proportion of revenue generated in North America in 1997 is primarily attributable to the formation and integration of a field sales force into the North American sales territory and the introduction of five new products: OrCAD Capture CIS, OrCAD Express, OrCAD Express CIS, OrCAD Layout Engineer's Edition, OrCAD Enterprise Bridge and Release 8.0 of the OrCAD PSpice product family and the introduction of DesignLab. The decrease in the proportion of revenue generated outside of North America during 1997 was due in part to exchange rate fluctuations in Japan, slower rates of economic growth in international economies relative to North America, and the typically slower initial adoption rate for new products in Europe and Asia.

 Cost of Revenue

  The cost of product revenue represents the costs associated with the licensing of OrCAD's products, such as the expenses of reproducing product documentation, media, packaging, hardware locks, shipping costs and royalties paid to external developers. The cost of product revenue decreased 35% in 1998 to $3.1 million from $4.8 million in 1997. The cost of product revenue increased 15% in 1997 to $4.8 million from $4.1 million in 1996. The decrease in cost of product revenue in 1998 was primarily the result of reduced material and royalty costs and the consolidation of OrCAD's Irvine, California shipping function into the Beaverton, Oregon operation, which accounted for cost reductions of $938,000 and $474,000, respectively. The increase in cost of product revenue in 1997 was primarily attributable to an increased level of product sales, higher royalty costs prior to the acquisition of assets from Q Point Technology, associated with OrCAD Capture CIS and OrCAD Express CIS relative to other product lines and certain commissions paid to North American VARs. This increase was slightly offset by reduced shipping costs. As a percentage of product revenue, cost of product revenue decreased to 9% in 1998 and remained relatively constant at 13% in both 1997 and 1996.

  The cost of service revenue includes the costs of providing software maintenance, such as technical support, software revision releases, and the costs of providing consulting and training. Cost of service revenue increased 54% in 1998 to $2.6 million from $1.7 million in 1997. Cost of service revenue increased 13% in 1997 from $1.5 million in 1996. The increase in cost of service revenue in 1998 is primarily attributable to increased sales of maintenance contracts and the expansion of OrCAD's Enterprise Service organization. The increase in cost of service revenue in 1997 reflected increased service obligations resulting from increased training, product, upgrade, extended support agreement, and consulting service sales. As a percentage of service revenue, the cost of service revenue remained relatively constant at 19% and 20% in 1998 and 1997, respectively, and decreased from 26% in 1996. The decrease in cost of service revenue in 1997 reflects the absorption of relatively fixed technical support costs over the increased service revenue base.

 Research and Development

  Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, as technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses increased 2% to $11.5 million in 1998 from $11.2 million in 1997 and increased 20% in 1997 to $11.2 million from $9.4 million in 1996. The increase in research and development expenses in 1998 reflects an increase in third-party consulting costs, slightly offset by a decrease in personnel costs. The increase in third-party consulting costs in 1998 primarily consists of contract engineering fees paid to a development team in Bangalore, India for services related to the Company's development of an Internet-parts catalog of component information. The number of employees in the research and development function decreased to 101 in 1998 from 108 in 1997. The increase in research and development expenses in 1997 is attributable to increased personnel costs, including costs associated with increased headcount, recruiting, third party engineering and the engagement of contract test engineers. The number of employees in the research and development function increased to 108 in 1997 from 91 in 1996. The implementation of a new product development process that placed a greater emphasis on testing throughout the development cycle also contributed to the increased research and development expense incurred in 1997. As a percentage of total revenue, research and development expenses remained relatively constant in 1998, 1997 and 1996 at 24%, 25%, and 25%, respectively. OrCAD expects research and development expenses to continue to increase in absolute terms.

 Marketing and Sales

  Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses increased 22% in 1998 to $18.8 million from $15.4 million in 1997 and increased 30% in 1997 to $15.4 million from $11.9 million in 1996. Marketing and sales expenses increased in 1998 as a result of increased promotional activity and further expansion of OrCAD's sales and marketing organizations after the MicroSim merger. The number of employees in the marketing and sales departments increased to 121 in 1998 from 87 in 1997. Marketing and sales expenses increased in 1997 as a result of the addition of a field sales staff, increased personnel costs, including costs associated with increased headcount, recruiting, and promotional expenses associated with the introduction of OrCAD Capture CIS, OrCAD Express, OrCAD Express CIS, OrCAD Layout Engineer's Edition, OrCAD Enterprise Bridge products, and Release 8.0 of the OrCAD PSpice family of products and the introduction of DesignLab. The number of employees in the marketing and sales departments increased to 87 in 1997 from 81 in 1996. As a percentage of total revenue, marketing and sales expenses increased in 1998 to 39% from 35% in 1997, and increased in 1997 from 32% in 1996. OrCAD expects marketing and sales expenses to continue to increase in absolute terms.

 General and Administrative

  General and administrative expenses include the costs associated with OrCAD's executive office, human resources, finance, and administration functions. General and administrative expenses increased 12% to $5.4 million in 1998 from $4.8 million in both 1997 and 1996. The increase in 1998 is primarily the result of increased administrative costs associated with investor relations, integration and organizational development, and OrCAD's allowance for doubtful accounts. The number of personnel employed in administrative functions decreased to 39 in 1998 from 43 in 1997 and decreased in 1997 from 48 in 1996. As a percentage of total revenue, general and administrative expenses remained relatively constant in 1998 and 1997 at 11%, and decreased in 1997 from 13% in 1996. The percentage of total revenue decrease in 1997 reflects the absorption of essentially unchanged general and administrative costs in 1997 over a higher revenue base. OrCAD expects general and administrative expenses to continue to increase in absolute terms.

 Merger and Acquisition Related Charges

  In 1998, OrCAD incurred merger-related charges of $4.1 million in connection with the MicroSim merger relating primarily to financial advisory fees, legal and accounting services, personnel severance costs and the cancellation and continuation of contractual obligations. Personnel severance costs relate primarily to the termination of approximately 35 employees, most of whom were employed by MicroSim, in connection with the elimination and redirection of certain of MicroSim's general, administrative, sales, and marketing related functions to OrCAD's Beaverton, Oregon headquarters. OrCAD also recognized certain costs for asset impairments and the cancellation and continuation of contractual obligations related primarily to MicroSim's facility lease as a result of the aforementioned elimination and redirection of operating functions to Beaverton, Oregon. The cash outflows for each of the respective merger and acquisition related charges in 1998 were as follows: personnel severance--$1.6 million; legal, accounting, investment banking and investor relations--$1.2 million; continuation and cancellation of contractual obligations--$120,000; asset impairment--$114,000; and other--$325,000. Payments related to the continuation and cancellation of contractual obligations are being made in accordance with the terms of the agreements that existed prior to the consummation of the MicroSim merger.

  In connection with OrCAD's acquisition of certain software technology of TEAM Corporation and Q Point Technology in the second quarter of 1997, OrCAD expensed approximately $2.2 million of in-process research and development costs associated with certain technology which had not yet reached technological feasibility. There were no merger or acquisition related charges incurred in 1996.

 Income from Operations

  Income from operations decreased 43% to $2.2 million in 1998 from $3.9 million in 1997. Excluding merger and acquisition related charges of $4.1 million and $2.2 million in 1998 and 1997, respectively, income from operations increased 3% to $6.3 million in 1998 from $6.1 million in 1997. The increase in income from operations in 1998, excluding merger and acquisition related charges, is the result of lower cost of product revenue and reduced research and development expenses measured as a percentage of total revenue, partially offset by increases in marketing and sales, and general and administrative expenses measured as a percentage of total revenue.

  Income from operations decreased 28% in 1997 to $3.9 million from $5.4 million in 1996. Excluding merger and acquisition related charges of $2.2 million in 1997, income from operations increased 13% to $6.1 million in 1997. The increase in income from operations in 1997, excluding merger and acquisition related charges, is the result of higher revenue and lower general and administrative expenses measured as a percentage of total revenue, partially offset by increased marketing and sales expenses as a percentage of total revenue.

 Other Income, Net

  Other income, net primarily consists of interest income, gains and losses on the disposal of fixed assets, sublease income, royalty income and foreign currency transaction gains and losses. Interest income consists primarily of the earnings on available cash balances and marketable securities, which have generally been invested in short-term money market investments, treasury bills and corporate debt securities. Other income, net remained constant at $1.8 million in 1998 and 1997. During 1998, OrCAD moved certain of its investments into securities that are generally exempt from Federal income tax and yield interest at a lower rate than taxable investment securities.

  Other income, net increased in 1997 to $1.8 million from $1.6 million in 1996. Other income, net increased in 1997 due primarily to higher interest income earned on increased cash, cash equivalents and investment balances resulting from cash generated from operations and the proceeds of OrCAD's initial public offering completed in March 1996.

 Income Taxes

  OrCAD's effective tax rate for 1998 and 1997 was 25% and 32%, respectively. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of OrCAD's foreign sales corporation, utilization of research and experimentation tax credits, and certain investment income which is exempt from Federal tax. Income tax expense decreased 46% in 1998 to $978,000 from $1.8 million in 1997.

  OrCAD's effective tax rate for 1996 was 24%. The increase in OrCAD's effective tax rate during 1997 primarily resulted from the use of net operating loss carryforwards in 1996. Income tax expense was $1.8 million in 1997 as compared to $1.7 million in 1996.

  OrCAD has in the past and continues to reserve for certain non-current deferred tax assets for which OrCAD believes, based on evaluation of negative and positive evidence, it is more likely than not that such deferred tax assets will not be realized due to continued volatility in earnings, uncertainty surrounding domestic and international economic conditions, especially lower than expected revenues in Asia, and risks inherent in successfully integrating the operations of acquired companies.

  At December 31, 1998 and 1997, OrCAD had reserved for a significant portion of its non-current deferred tax assets and released substantially all of its valuation allowance previously established for its current deferred tax assets. The valuation allowance for deferred tax assets decreased in 1998 by $96,000, from $1.6 million to $1.5 million, primarily due to a decrease in non-current deferred tax assets attributable to net operating loss carryforwards and acquired in-process research and development costs. The valuation allowance for deferred tax assets decreased in 1997 by $239,000 from $1.8 million to $1.6 million. The decrease in the valuation allowance was due to the net operating loss carryforward utilization offset by the establishment of a non-current deferred tax asset related to acquired in-process research and development created in 1997 as a result of the Q Point Technology and TEAM Corporation acquisitions.

 Quarterly Results of Operations

  OrCAD's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as increased competition, timing of new product announcements, releases and pricing changes by OrCAD or its competitors, length of sales cycles, market acceptance or delays in the introduction of new or enhanced versions of OrCAD's products, timing of significant orders, adoption rate of Internet-based business initiatives, seasonal factors, mix of direct and indirect sales, product mix, changes in tax rates, domestic and international economic conditions, and changes in the financial condition of or the relationship with distributors, merger and acquisition activities, and the integration of acquired entities in the EDA industry specifically. In particular, OrCAD's quarterly operating results have in the past fluctuated as a result of the timing of the introduction of new products and new versions of existing products to the market, with customers waiting to place orders until new or enhanced products became available and met quality and performance levels required for widespread adoption. Quarterly operating results have also fluctuated as a result of seasonality of customer buying patterns. A substantial portion of OrCAD's revenue in each quarter results from orders booked in that quarter, a significant portion of a quarter's revenue is often booked in the final month of a quarter. Revenue from quarter to quarter is difficult to forecast, as minimal backlog exists at the end of any quarter because OrCAD's products typically are shipped and revenue recognized promptly after receipt of customers' orders. OrCAD's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with its revenue. OrCAD has recently experienced rapid growth and expansion. There can be no assurance that OrCAD will be able to grow in future periods, that it will be able to sustain its historical rate of revenue growth, or that its operations will remain profitable. Due to the foregoing factors, OrCAD believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Selected Unaudited Quarterly Financial Data

                                           Three-Month Periods Ended
                         ---------------------------------------------------------------
                                      1998                            1997
                         ------------------------------- -------------------------------
                         Mar.31   June 30 Sept.30 Dec.31 Mar.31 June 30  Sept.30 Dec.31
                         -------  ------- ------- ------ ------ -------  ------- -------
                                                (in thousands)
Revenue:
 Products............... $ 8,806  $8,697  $7,842  $8,837 $8,086 $8,842   $7,961  $10,496
 Service................   2,835   3,204   3,394   4,037  1,781  2,069    2,292    2,468
                         -------  ------  ------  ------ ------ ------   ------  -------
Total revenue...........  11,641  11,901  11,236  12,874  9,867 10,911   10,253   12,964
Cost and expenses:
 Cost of revenue-
  products .............     864     698     657     895  1,187  1,206    1,207    1,164
 Cost of revenue-service
  ......................     561     614     690     746    411    382      426      473
 Research and
  development...........   3,042   2,744   2,833   2,889  2,713  2,775    2,879    2,871
 Marketing and sales....   4,655   4,630   4,559   4,923  3,282  3,959    3,849    4,326
 General and
  administrative........   1,361   1,273   1,410   1,321  1,133  1,157    1,209    1,311
 Merger and acquisition
  related charges.......   4,081     --      --      --     --   2,203      --       --
                         -------  ------  ------  ------ ------ ------   ------  -------
Total cost and
 expenses...............  14,564   9,959  10,149  10,774  8,726 11,682    9,570   10,145
                         -------  ------  ------  ------ ------ ------   ------  -------
Income (loss) from
 operations.............  (2,923)  1,942   1,087   2,100  1,141   (771)     683    2,819
Other income, net.......     494     374     382     505    448    473      436      484
                         -------  ------  ------  ------ ------ ------   ------  -------
Income (loss) before
 income taxes...........  (2,429)  2,316   1,469   2,605  1,589   (298)   1,119    3,303
Income tax expense
 (benefit)..............    (850)    810     474     544    609   (138)     405      933
                         -------  ------  ------  ------ ------ ------   ------  -------
Net income (loss)....... $(1,579) $1,506  $  995  $2,061 $  980 $ (160)  $  714  $ 2,370
Basic net income (loss)
 per share.............. $ (0.17) $ 0.16  $ 0.11  $ 0.22 $ 0.11 $(0.02)  $ 0.08  $  0.26
                         =======  ======  ======  ====== ====== ======   ======  =======
Diluted net income
 (loss) per share....... $ (0.17) $ 0.16  $ 0.10  $ 0.22 $ 0.10 $(0.02)  $ 0.08  $  0.25
                         =======  ======  ======  ====== ====== ======   ======  =======

Liquidity and Capital Resources

 December 31, 1998 and 1997

  Working capital was $42.3 million and $37.1 million at December 31, 1998 and 1997, respectively. OrCAD's current ratio at December 31, 1998 was 4.2:1.

  OrCAD believes that current cash and investment balances and cash flows generated from operations are sufficient to meet current and anticipated future capital requirements for at least the next twelve months. OrCAD currently has no significant capital commitments, other than commitments under facility operating leases and purchases related to furniture, fixtures, and equipment for the Company's new corporate headquarters in Tigard, Oregon. The Company expects to move into its new headquarters in July of 1999. OrCAD has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in preliminary discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of OrCAD's working capital or necessitate bank borrowings. No assurance can be given that borrowing capacity will be available or that, if available, such financing will be obtainable on terms favorable to OrCAD or its stockholders.

  Increases and decreases in cash and cash equivalents are the result of the generation or use of cash in operating, investing and financing activities. Cash and cash equivalents decreased $23.2 million in 1998 to $8.5 million from $31.6 million at December 31, 1997. Cash and cash equivalents increased $3.5 million in 1997 from $28.1 million in 1996. Cash provided by operating activities increased $2.8 million to $8.8 million in 1998 from $5.9 million in 1997. Cash provided by operating activities decreased $232,000 in 1997 to $5.9 million from $6.2 million in 1996. Cash provided by operating activities increased in 1998 primarily due to increases in depreciation and amortization and deferred revenue partially offset by reductions in accounts receivable. An increase in accounts receivable accounted for a substantial portion of the decrease in cash provided by operating activities in 1997.

  Cash used by investing activities in 1998 of $32.7 million was primarily due to the purchases of investment securities and the acquisition of fixed assets, partially offset by proceeds from matured investment securities. Cash used in investing activities in 1997 of $2.5 million was primarily comprised of fixed asset and software technology purchases offset by the net proceeds from the maturity of investment securities.

  Cash provided by financing activities in 1998 was $661,000 resulting from issuance of common stock through the employee stock purchase plan and the exercise of stock options. The issuance of common stock through the employee stock purchase plan and the exercise of stock options, partially offset by repurchases of common stock, accounted for the $172,000 of cash provided by financing activities in 1997.

  The functional currencies of OrCAD Japan and OrCAD U.K. are the Japanese yen and the British pound, both of which must be translated into U.S. dollars for consolidated financial reporting. Generally, Japanese sales are denominated in the Japanese yen. During the year ended December 31, 1998 the U.S. dollar weakened by approximately 15%. The weakening of the U.S. dollar in 1998 resulted in higher reported revenue and operating expenses due to translation of the Japanese yen to U.S. dollars for consolidated financial reporting. During the year ended December 31, 1997 the U.S. dollar strengthened by approximately 13% against the Japanese yen. The strengthening of the U.S. dollar in 1997 resulted in lower reported revenue and operating expenses due to translation of the Japanese yen to U.S. dollars for consolidated financial reporting. As such, OrCAD's business and operating results will be impacted by the effects of future U.S. dollar and Japanese yen currency fluctuations. The British pound has not fluctuated materially against the U.S. dollar since the ARS acquisition in April 1998. However, significant fluctuations in the value of the British pound against the U.S. dollar could have a material impact on OrCAD's business, financial condition, and results of operations.

  In February 1999, OrCAD announced its intention to repurchase up to 500,000 shares of its outstanding common stock. Under the new repurchase program, common stock may be purchased from time-to-time in the open market and transactions may be negotiated based on market conditions. Pursuant to this program, as of March 30, 1999, OrCAD had spent a total of $887,000 to repurchase 125,000 shares at prices ranging from $7.08 to $7.12 per share.

 Year 2000

  OrCAD is aware of the potential inability of computer programs to adequately process date information after December 31, 1999 (the year 2000 issue). OrCAD has anticipated problems surrounding the year 2000 issue and modified its product offerings as necessary to make them year 2000 compliant. The year 2000 issue with regard to OrCAD's product offering is not expected to have any material adverse effect on OrCAD's business, financial condition or results of operations.

  In addition, OrCAD has implemented a program to review the year 2000 compliance status of computer software programs licensed from third parties and used in its internal business processes to obtain appropriate assurances of year 2000 compliance from manufacturers of these products. OrCAD believes that it will be able to complete its year 2000 compliance review and make any necessary modifications prior to the end of 1999. OrCAD further believes that such a review and modification, if necessary, will not require OrCAD to incur any additional material expense. However, the compliance of systems acquired from third parties is dependent on factors outside OrCAD's control. If key systems, or a significant number of systems fail as a result of year 2000 problems, OrCAD could incur substantial expense and experience a disruption of business operations, which would potentially have a material adverse effect on OrCAD's business, financial condition and results of operations.

  Furthermore, the purchasing patterns of customers and potential customers may be affected by the year 2000 issue as companies may be required to devote significant resources to correct or replace their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase OrCAD's software products which could have a materially adverse effect on OrCAD's financial condition and results of operation. There can be no assurance that there will not be any year 2000 related operating problems or material expenses that will occur with respect to OrCAD's computer systems or in connection with the interface with OrCAD's major vendors or suppliers.

New Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of position ("SOP") 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. This statement of position is effective for fiscal years beginning after December 15, 1998. OrCAD does not expect SOP 98-1 to have a material impact on its consolidated financial statements.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standard also requires that changes in the derivatives' fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. OrCAD does not expect SAFS 133 to have a material impact on its consolidated financial statements.

  In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This statement of position amends certain paragraphs of SOP 97-2 to require recognition of revenue using the residual method for certain transactions. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. Also, the provisions of SOP 98-4 will continue to be deferred until the date SOP 98-9 becomes effective. OrCAD does not expect SOP 98-9 to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

  The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy. The Company does not hedge any interest rate exposures.

Foreign Currency Risk

  The Japanese yen is the functional currency of the Company's subsidiary in Japan and the British pound is the functional currency of the Company's subsidiary in the U.K. The Company occasionally enters into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates. As of December 31, 1998, there were no forward contracts outstanding. The Company also maintains cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
OrCAD, Inc.:

  We have audited the accompanying consolidated balance sheets of OrCAD, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OrCAD, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations, and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

Portland, Oregon
February 1, 1999, except for
Note 11 which is as of
February 22, 1999

                                  OrCAD, Inc.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                               December 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                           Assets
Current assets:
  Cash and cash equivalents ................................. $ 8,454  $31,618
  Short-term investments.....................................  36,038    3,408
  Trade accounts receivable, net of doubtful accounts and
   sales return allowances of $1,018 and $793, respectively..   7,990    8,800
  Inventory, net.............................................     382      675
  Other current assets.......................................   2,631    3,348
                                                              -------  -------
    Total current assets.....................................  55,495   47,849
                                                              -------  -------
Investments, long-term.......................................     --     2,722
Fixed assets, net............................................   3,616    3,360
Purchased software technology, net...........................     255      474
Goodwill and intangible assets, net..........................   2,734    2,378
Other assets.................................................   1,188      124
                                                              -------  -------
    Total assets............................................. $63,288  $56,907
                                                              =======  =======
            Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable........................................... $   734  $   661
  Accrued payroll and related liabilities....................   1,978    2,241
  Accrued liabilities........................................   2,683    1,870
  Accrued income taxes.......................................   1,192    1,081
  Deferred revenue...........................................   6,592    4,881
                                                              -------  -------
    Total current liabilities................................  13,179   10,734
Deferred tax liabilities.....................................     --        19
                                                              -------  -------
    Total liabilities........................................  13,179   10,753
                                                              -------  -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01; 2,000 shares authorized
   and none issued and outstanding...........................     --       --
  Common stock, par value $.01; 16,000 shares authorized;
   9,394 and 9,239 shares issued and outstanding,
   respectively..............................................      94       92
  Additional paid-in capital.................................  38,476   37,583
  Retained earnings..........................................  11,587    8,604
  Accumulated other comprehensive loss.......................     (35)     (78)
  Notes receivable--employee stock purchases.................     (13)     (47)
                                                              -------  -------
    Total stockholders' equity...............................  50,109   46,154
                                                              -------  -------
    Total liabilities and stockholders' equity............... $63,288  $56,907
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                                  OrCAD, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Year Ended December 31,
                                                      ------------------------
                                                       1998    1997     1996
                                                      ------- -------  -------
Revenue:
  Products........................................... $34,182 $35,385  $31,169
  Service............................................  13,470   8,610    5,865
                                                      ------- -------  -------
    Total revenue....................................  47,652  43,995   37,034
Cost and expenses:
  Cost of revenue--products .........................   3,114   4,764    4,142
  Cost of revenue--service ..........................   2,611   1,692    1,503
  Research and development...........................  11,508  11,238    9,350
  Marketing and sales................................  18,767  15,416   11,877
  General and administrative.........................   5,365   4,810    4,793
  Merger and acquisition related charges.............   4,081   2,203      --
                                                      ------- -------  -------
    Total cost and expenses..........................  45,446  40,123   31,665
                                                      ------- -------  -------
Income from operations...............................   2,206   3,872    5,369
                                                      ------- -------  -------
Other income (expense):
  Interest income, net...............................   1,742   1,858    1,531
  Other, net.........................................      13     (17)      65
                                                      ------- -------  -------
    Total other income...............................   1,755   1,841    1,596
                                                      ------- -------  -------
Income before income taxes...........................   3,961   5,713    6,965
  Income tax expense.................................     978   1,809    1,699
                                                      ------- -------  -------
Net income........................................... $ 2,983 $ 3,904  $ 5,266
                                                      ======= =======  =======
Basic net income per share........................... $  0.32 $  0.43  $  0.61
                                                      ======= =======  =======
Diluted net income per share......................... $  0.31 $  0.41  $  0.58
                                                      ======= =======  =======
Shares used in basic net income per share
 calculation.........................................   9,320   9,165    8,618
Shares used in diluted net income per share
 calculation.........................................   9,519   9,446    9,046


          See accompanying notes to consolidated financial statements.

                                  OrCAD, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                    Accumu-
                            Series A                                                 lated
                            Preferred                    Addi-   Compre-             Other           Total
                              Stock      Common Stock   tional   hensive  Retained  Compre-  Notes   Stock-
                          -------------- -------------- Paid-in  Income   Earnings  hensive Receiv- holders'
                          Shares  Amount Shares  Amount Capital  (Loss)   (Deficit)  Loss    able    Equity
                          ------  ------ ------  ------ -------  -------  --------- ------- ------- --------
Balance, December 31,
 1995...................   8,076   $ 81  4,238    $ 43  $13,041            $  (362)  $ (4)   $ (17) $12,782
Stock repurchase........     --     --     (60)     (1)    (126)    --        (127)   --       --      (254)
Issuance of common stock
 upon stock option
 exercises..............     --     --     195       2       81     --         --     --      (114)     (31)
Issuance of common stock
 under employee stock
 purchase plan..........     --     --      11     --        88     --         --     --       --        88
Issuance of common stock
 from employee stock
 purchase agreements....     --     --      69     --       330     --         --     --       --       330
Issuance of common
 stock, net of offering
 costs of $2,951........     --     --   2,382      24   23,230     --         --     --       --    23,254
Issuance of common stock
 upon exercise of stock
 warrants...............     --     --       4     --       --      --         --     --       --       --
Issuance of common stock
 upon conversion of
 preferred stock........  (8,076)   (81) 2,307      23       58     --         --     --       --       --
Payment of notes
 receivable.............     --     --     --      --       --      --         --     --        59       59
Tax benefit from stock
 option exercises.......     --     --     --      --       223     --         --     --       --       223
Comprehensive income
 Net income.............     --     --     --      --       --    5,266      5,266    --       --     5,266
 Foreign currency
  translation
  adjustment............     --     --     --      --       --      (39)       --     --       --       (39)
 Unrealized gain on
  investments...........     --     --     --      --       --        9        --     --       --         9
                                                                 ------
 Other comprehensive
  loss..................     --     --     --      --       --      (30)       --     (30)     --       --
                          ------   ----  -----    ----  -------  ------    -------   ----    -----  -------
Comprehensive income....     --     --     --      --       --   $5,236        --     --       --       --
                                                                 ======
Balance, December 31,
 1996...................     --     --   9,146      91   36,925              4,777    (34)     (72)  41,687
Stock repurchase........     --     --     (58)     (1)    (173)    --         (77)   --       --      (251)
Issuance of common stock
 upon stock option
 exercises..............     --     --     100       1       82     --         --     --       (29)      54
Issuance of common stock
 under employee stock
 purchase plan..........     --     --      29     --       207     --         --     --       --       207
Issuance of common stock
 from employee stock
 purchase agreements....     --     --      22       1      107     --         --     --       --       108
Payment of notes
 receivable.............     --     --     --      --       --      --         --     --        54       54
Tax benefit from stock
 option exercises.......     --     --     --      --       435     --         --     --       --       435
Comprehensive income
 Net income.............     --     --     --      --       --    3,904      3,904    --       --     3,904
 Foreign currency
  translation
  adjustment............     --     --     --      --       --      (40)       --     --       --       (40)
 Unrealized loss on
  investments...........     --     --     --      --       --       (4)       --     --       --        (4)
                                                                 ------
 Other comprehensive
  loss..................     --     --     --      --       --      (44)       --     (44)     --       --
                          ------   ----  -----    ----  -------  ------    -------   ----    -----  -------
Comprehensive income....     --     --     --      --       --   $3,860        --     --       --       --
                                                                 ======
Balance, December 31,
 1997...................     --     --   9,239      92   37,583              8,604    (78)     (47)  46,154
Issuance of common stock
 upon stock option
 exercises..............     --     --      95       1      176     --         --     --       --       177
Issuance of common stock
 under employee stock
 purchase plan..........     --     --      60       1      449     --         --     --       --       450
Payment of notes
 receivable.............     --     --     --      --       --      --         --     --        34       34
Unrealized gain on
 investments............     --     --     --      --       --      --         --     --       --       --
Tax benefit from stock
 option exercises.......     --     --     --      --       268     --         --     --       --       268
Comprehensive income
 Net income.............     --     --     --      --       --    2,983      2,983    --       --     2,983
 Foreign currency
  translation
  adjustment............     --     --     --      --       --       36        --     --       --        36
 Unrealized gain on
  investments...........     --     --     --      --       --        7        --     --       --         7
                                                                 ------
 Other comprehensive
  income................     --     --     --      --       --       43        --      43      --       --
                          ------   ----  -----    ----  -------  ------    -------   ----    -----  -------
Comprehensive income....     --     --     --      --       --   $3,026        --     --       --       --
                                                                 ======
Balance, December 31,
 1998...................     --    $--   9,394    $ 94  $38,476            $11,587   $(35)   $ (13) $50,109
                          ======   ====  =====    ====  =======            =======   ====    =====  =======

          See accompanying notes to consolidated financial statements.

                                  OrCAD, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $   2,983  $   3,904  $   5,266
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............     2,246      1,797      1,506
    Provision for losses on trade accounts
     receivable and sales returns.............       246         36        285
    Provision for inventory reserves..........         2         21          9
    Deferred income taxes.....................      (242)      (434)       (32)
    Write-off of research and development
     costs acquired...........................       --       2,203        --
    Loss on disposal of fixed assets..........       121         19         45
    Changes in assets and liabilities
      Trade accounts receivable...............       517     (3,920)      (487)
      Inventory...............................       299        291       (338)
      Other assets............................       (97)    (1,329)      (496)
      Accounts payable........................       177       (390)      (380)
      Accrued payroll and related
       liabilities............................      (228)       684         42
      Accrued liabilities.....................       699        503       (489)
      Deferred revenue........................     1,678      1,666        759
      Accrued income taxes....................       357        867        460
                                               ---------  ---------  ---------
        Total adjustments.....................     5,775      2,014        884
                                               ---------  ---------  ---------
  Net cash provided by operating activities...     8,758      5,918      6,150
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Acquisition of fixed assets.................    (1,851)    (2,724)    (1,008)
  Acquisition of software technology..........       --      (2,450)      (300)
  Proceeds from sale of fixed assets..........        (3)       --          24
  Intangible assets acquired..................      (925)      (165)       --
  Proceeds from maturity of investment
   securities.................................   130,198    194,825    241,148
  Purchases of investment securities..........  (160,099)  (191,996)  (248,413)
                                               ---------  ---------  ---------
    Net cash used in investing activities.....   (32,680)    (2,510)    (8,549)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Payments on capital leases..................       --         --        (174)
  Repayment of notes receivable--employee
   stock purchases, net.......................        34         54         59
  Repurchase of common stock..................       --        (251)      (254)
  Proceeds from issuance of common stock,
   net........................................       627        369     23,641
                                               ---------  ---------  ---------
    Net cash provided by financing
     activities...............................       661        172     23,272
                                               ---------  ---------  ---------
    Effects of exchange rate on cash..........        97        (39)       (39)
                                               ---------  ---------  ---------
      Net increase (decrease) in cash and cash
       equivalents............................   (23,164)     3,541     20,834
Cash and cash equivalents at the beginning of
 period.......................................    31,618     28,077      7,243
                                               ---------  ---------  ---------
Cash and cash equivalents at the end of
 period....................................... $   8,454  $  31,618  $  28,077
                                               =========  =========  =========
Supplemental disclosures of cash flow
 information:
  Income taxes paid........................... $   1,026  $   1,509  $   1,405

          See accompanying notes to consolidated financial statements.

                                  OrCAD, Inc.

                         NOTES TO FINANCIAL STATEMENTS
              (in thousands, except per share and share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  OrCAD, Inc. ("OrCAD," or the "Company") develops, markets and supports software products that assist electronics designers in the management of component data and in the design of field-programmable gate arrays ("FPGAs"), including complex programmable logic devices ("CPLDs"), analog and mixed analog-digital circuits, and printed circuit boards ("PCBs"). OrCAD operates in a single business segment, comprising the electronic design automation industry and serves most segments of the electronics industry, including aerospace, telecom, industrial control, military, medical equipment, and consumer products.

 Principles of Consolidation

  The accompanying financial statements consolidate the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Investments

  Investments, which consist of debt securities, commercial paper, municipal auction preferred stock, and U.S. Treasury Notes, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information and unrealized gains and losses are reported as a component of other comprehensive income (loss).

  At December 31, 1998, the contractual maturities of available-for-sale investments ranged from 5 days to 187 days.

 Inventory

  Inventory consists primarily of sales and packaging materials, diskettes, compact disks, hardware locks, and printed documentation. Inventory is carried at the lower of cost or market determined on a first-in, first-out basis.

 Fixed Assets

  Fixed asset acquisitions are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the related lease term or economic life of the leased asset.

 Concentration of Credit Risk

  Financial instruments which potentially subject OrCAD to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. Management believes the credit risk associated with cash, cash equivalents and investments is minimal. OrCAD sells its products to customers who are primarily designers and manufacturers of electronic components. OrCAD's accounts receivable are derived primarily from customers located in North America, Europe and Japan. Management believes that the risk of credit loss is substantially reduced due to the diversity of its customers and their dispersion across many geographic areas and segments of the electronics industry.

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

  OrCAD sells its products internationally, exclusive of Japan and the United Kingdom ("U.K."), through value-added resellers ("VARs") and recognizes revenue from sales to VARs after shipment of product and when no significant contractual obligations remain outstanding.

  OrCAD provides a thirty-day right of return and a ninety-day warranty that its products are free from defects. Estimated sales returns and estimated warranty costs are recorded upon shipment of the product.

  On January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The provisions of SOP 97-2 have been applied to transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon the delivery of the products. The revenue allocated to extended support agreements is recognized ratably over the term of the maintenance agreement and revenue allocated to service elements is recognized as the services are performed.

 Software Development Costs

  Under Statement of Financial Accounting Standards (SFAS) No. 86, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release, and accordingly no costs have been capitalized.

 Need for New Product Development

  A substantial portion of the Company's revenue each year is generated from the development and rapid release to market of computer software products newly introduced during the year. In the extremely competitive industry environment in which the Company operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various development risks inherent in such products. Additionally, the Company's development strategy relies on certain key suppliers' ability to deliver completed products and component computer software products in time to meet critical development and distribution schedules. In light of these dependencies, it is reasonably possible that failure to successfully manage a significant product introduction or failure of certain key suppliers to deliver as needed could have a severe near-term impact on the Company's growth and results of operations.

 Advertising Costs

  The Company expenses the costs of advertising as incurred. Advertising costs aggregated $3,113, $2,971, and $2,696, for the years ended December 31, 1998, 1997, and 1996, respectively.

 Purchased Software Technology

  OrCAD has acquired technologies in connection with certain business combinations, asset purchases, and licensing agreements. The cost of such purchased technology is amortized using the straight-line method over its estimated useful life, generally three to five years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $221, $203, and $92, respectively.

 Foreign Currency

  The local currency of the Company's subsidiaries in Japan and the U.K. is the functional currency. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the translation date, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Gains or losses occurring on foreign currency transactions, which have been insignificant, are included in the consolidated statements of operations as other income (expense).

 Goodwill and Intangible Assets

  The Company has recorded goodwill and intangible assets in connection with its business combinations and certain asset acquisitions. Goodwill and intangible assets are being amortized over their estimated useful lives, ranging from three to ten years. Goodwill and intangible asset amortization was $585, $491, and $452 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

 Net Income Per Share

  On January 1, 1997 the Company adopted SFAS No. 128 "Earnings Per Share". Accordingly, "basic net income per share" and "diluted net income per share" for the year ended December 31, 1998 and for all prior periods presented were computed using the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic net income per share computations for the years ended December 31, 1998, 1997 and 1996 were 9,319,868, 9,164,272, and
8,617,871, respectively. For diluted net income per share 199,366, 280,997, and 427,566 shares were added to the weighted average number of common shares outstanding for 1998, 1997, and 1996, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

 Comprehensive Income (Loss)

  On January 1, 1998, OrCAD adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income (loss) consists of net income, net unrealized gains (losses) on investment securities, and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect OrCAD's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

 Reclassifications

  Certain reclassifications have been made in the accompanying consolidated financial statements for 1997 and 1996 to conform with the 1998 presentation.

Note 2. Acquisitions

  In April 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of the Company formed in March 1998, purchased certain assets and assumed certain liabilities of ARS Microsystems ("ARS") for $999. ARS was previously the Company's value added reseller in the United Kingdom. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Intangible assets of $925 represents the estimated fair value of the customer list acquired from ARS.

  The fair values of assets and liabilities acquired are presented below:

     Accounts receivable................................................. $ 618
     Inventory...........................................................   195
     Intangible assets...................................................   925
     Other assets........................................................   288
     Accounts payable and accrued liabilities............................  (700)
     Deferred revenue....................................................  (327)
                                                                          -----
     Net assets acquired................................................. $ 999
                                                                          =====

  In October 1997, OrCAD entered into an Agreement and Plan of Merger (the "Merger Agreement") with MicroSim Corporation ("MicroSim"), a privately held California corporation. On January 20, 1998 OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, was merged with and into MicroSim and all of the issued and outstanding shares of MicroSim Common Stock and all of the outstanding options and other rights to acquire MicroSim Common Stock were converted into and exchanged for 2,427,632 shares of OrCAD Common Stock (the "Merger"). The Merger was accounted for as a pooling of interests and accordingly, the results of MicroSim have been included in the accompanying consolidated financial statements for all periods presented.

  Upon consummation of the merger with MicroSim in January 1998, OrCAD incurred $4,081 in merger and acquisition related charges. Following is a summary of the major elements of the merger and acquisition related charges:

     Personnel severance............................................... $1,561
     Legal, accounting, investment banking, and investor relations costs............................................................  1,277
     Cancellation and continuation of contractual obligations..........    829
     Asset impairment..................................................    114
     Other.............................................................    300
                                                                        ------
     Total............................................................. $4,081
                                                                        ======

  Personnel severance costs relate primarily to the termination of approximately 35 employees, most of whom were employed by MicroSim in connection with the elimination and redirection of certain of MicroSim's general, administrative, sales, and marketing related functions to OrCAD's Beaverton, Oregon headquarters. OrCAD also recognized certain costs for asset impairments and the cancellation and continuation of contractual obligations related primarily to MicroSim's facility lease as a result of eliminating and redirecting operating functions from Irvine, California.

  The cash outflows for each of the respective merger and acquisition related charges in 1998 are as follows; personnel severance -$1,577; legal, accounting, investment banking and investor relations -$1,182; continuation and cancellation of contractual obligations -$120; asset impairment -$114; and other -$325. Payments related to the continuation and cancellation of contractual obligations are being made in accordance with the terms of the agreements that existed prior to the consummation of the merger with MicroSim.

  The results of operations previously reported separately by OrCAD and MicroSim and the combined amounts presented in the accompanying financial statements are summarized below.

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1997         1996
                                                     -----------  -----------
   Revenue:
   OrCAD............................................ $    25,881  $    20,907
   MicroSim.........................................      18,114       16,127
                                                     -----------  -----------
   Combined......................................... $    43,995  $    37,034
                                                     ===========  ===========
   Net Income:
   OrCAD............................................ $     1,597  $     4,202
   MicroSim.........................................       2,312        1,071
   Adjustments for intercompany eliminations (2)....          (5)          (7)
                                                     -----------  -----------
   Combined......................................... $     3,904  $     5,266
                                                     ===========  ===========
   Other Changes in Stockholders' Equity:
   MicroSim repurchases of common stock under stock
    purchase agreements............................. $      (251) $      (254)
                                                     ===========  ===========

--------
(1) The accounting policies of OrCAD and MicroSim were substantially the same and both entities reported results of operations on a calendar year basis. Therefore, there have been no adjustments required to conform the accounting policies of the combined company.
(2) Intercompany transactions, reflecting a license agreement between MicroSim and Massteck Ltd., a former wholly-owned subsidiary of OrCAD, during the years presented and the resulting interest income and interest expense, are eliminated under the line "Adjustments for intercompany eliminations".

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

  In April 1997, the Company acquired certain technology and sales personnel from TEAM Corporation for approximately $1,900. The cost of the acquisition was allocated on the basis of the fair value of the assets acquired. This allocation resulted in a charge for in-process research and development of $1,800, and goodwill of $126 at the purchase date. The charge for in-process research and development resulted from allocating a portion of the acquisition cost to TEAM's in-process product development that had not reached technological feasibility. In addition, there are certain contingent amounts up to $1,550 payable annually over the three year period ending April 2000, based on the continuation of employment with OrCAD of sales personnel from TEAM Corporation and their achievement of specific revenue milestones. These contingent amounts are being expensed as incurred.

Note. 3. Balance Sheet Components

 Other Current Assets

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Deferred tax assets........................................... $  908 $  845
   Prepaid expenses and other....................................  1,723  2,503
                                                                  ------ ------
                                                                  $2,631 $3,348
                                                                  ====== ======

 Fixed Assets, Net

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Vehicles................................................... $    97  $    43
   Furniture and fixtures.....................................   1,801    1,678
   Computer equipment.........................................   3,562    4,433
   Leasehold improvements.....................................     652      469
   Software...................................................   1,163      802
                                                               -------  -------
                                                                 7,275    7,425
   Less accumulated depreciation and amortization.............  (3,659)  (4,065)
                                                               -------  -------
                                                               $ 3,616  $ 3,360
                                                               =======  =======

  Depreciation and amortization expense was approximately $1,440, $1,084, and $945 for the years ended December 31, 1998, 1997, and 1996, respectively.

 Accrued Liabilities

                                                                 December 31,
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
   Accrued sales expenses....................................... $  333 $  593
   Other........................................................  2,350  1,277
                                                                 ------ ------
                                                                 $2,683 $1,870
                                                                 ====== ======

Note 4. Line of Credit

  On September 5, 1996, OrCAD entered into a Business Loan Agreement with a commercial bank for a $3,000 line of credit to be used for operating needs. The line of credit bore interest at the bank's prime rate plus .50%. The Agreement was secured by all assets of OrCAD. There were no outstanding borrowings under the agreement at December 31, 1997. This Business Loan Agreement was terminated in November 1998.

Note 5. Taxes

  Domestic and foreign pre-tax income (loss) is as follows:

                                                          Year Ended December
                                                                  31,
                                                          ----------------------
                                                           1998    1997    1996
                                                          ------  ------  ------
   Domestic operations................................... $4,353  $6,062  $5,955
   Foreign subsidiaries..................................   (392)   (349)      9
   Foreign branch........................................    --      --    1,001
                                                          ------  ------  ------
   Total................................................. $3,961  $5,713  $6,965
                                                          ======  ======  ======

  The provision for income taxes is as follows:

                                                         Year Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
   Current:
     Federal............................................ $  649  $2,035  $  590
     State..............................................    210     177     149
     Foreign............................................    396      31     992
                                                         ------  ------  ------
                                                          1,255   2,243   1,731
                                                         ------  ------  ------
   Deferred:
     Federal............................................     61    (378)    (87)
     State..............................................     14     (63)     (9)
     Foreign............................................   (352)      7      64
                                                         ------  ------  ------
                                                           (277)   (434)    (32)
                                                         ------  ------  ------
   Total................................................ $  978  $1,809  $1,699
                                                         ======  ======  ======

  The actual income tax expense for the years ended December 31, 1998, 1997 and 1996 differs from the expected tax expense computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes as follows:

                                                        Year Ended December
                                                                31,
                                                        ----------------------
                                                         1998    1997    1996
                                                        ------  ------  ------
   Expected income tax expense........................  $1,347  $1,942  $2,368
   State income tax expense...........................     192     241     316
   Decrease in the valuation allowance for deferred
    tax assets........................................     (96)   (239)   (675)
   Benefit of research and experimentation tax
    credit............................................    (450)   (470)   (199)
   Goodwill amortization and in-process research and
    development costs.................................     134     154     154
   Differences between financial and tax reporting for
    common stock option exercises.....................     --       89    (646)
   Foreign tax rate differential......................      45       7     606
   Foreign sales corporation benefit..................     (85)   (163)   (128)
   Other..............................................    (109)    248     (97)
                                                        ------  ------  ------
   Actual expense.....................................  $  978  $1,809  $1,699
                                                        ======  ======  ======

  The income tax effects of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
Deferred tax assets:
  Accounts receivable and inventory, due to allowance for
   doubtful accounts and reserve for obsolescence.............. $  192  $  282
  Accrued expenses.............................................    231     344
  In-process research and development, due to amortization
   differences.................................................    760     804
  Tax credit carryforwards.....................................    507     583
  Sales return allowances......................................    154      91
  Net operating loss carryforwards.............................     57      96
  Merger costs, due to amortization differences................    120     --
  Deferred revenue.............................................    328      42
  Other........................................................    415     325
                                                                ------  ------
Total gross deferred tax assets................................  2,764   2,567
Less valuation allowances...................................... (1,474) (1,570)
                                                                ------  ------
Net deferred tax assets........................................  1,290     997
Deferred tax liabilities:
  Other........................................................    187     171
                                                                ------  ------
Total gross deferred tax liabilities...........................    187     171
                                                                ------  ------
Net deferred tax assets........................................ $1,103  $  826
                                                                ======  ======

  The valuation allowance for deferred tax assets as of January 1, 1996 was $2,484. The net changes in the valuation allowance for the years ended December 31, 1998, 1997 and 1996 were decreases of $96, $239, and $675, respectively.

  At December 31, 1998, the Company had unused tax credit carryforwards of $507, which expire in 2011 through 2013, and a foreign net operating loss carryforward of $270 which expires in 2001.

Note 6. Commitments and Contingencies

  OrCAD leases office space under various noncancelable operating lease agreements. Lease expense was $1,106, $969, and $885 for the years ended December 31, 1998, 1997 and 1996, respectively.

  In February 1998, the Company entered into a noncancelable operating lease for a new facility. In April 1998, the Company exercised its option to lease approximately 26,000 square feet of additional space at the new facility. The Company intends to move into the new facility in the summer of 1999.

  Future minimum lease payments under noncancelable operating leases are as follows:

      Year Ending December 31,
      ------------------------
      1999............................................................ $ 2,217
      2000............................................................   2,841
      2001............................................................   2,529
      2002............................................................   2,432
      2003............................................................   2,599
      Thereafter......................................................  12,760
                                                                       -------
      Total........................................................... $25,378
                                                                       =======

  The Company has entered into several license agreements that provide for minimum and per copy royalty payments. Royalty expense for the years ended December 31, 1998, 1997, and 1996 was $823, $1,660, and $840, respectively.

  In October 1998, the Company entered into a development and loan agreement ("Development Agreement") with an unaffiliated third-party developer ("Developer"), pursuant to which the Developer will develop certain technology ("Technology") over a 24-month period ending October 2000. In consideration of such development, OrCAD will loan the Developer up to $1.6 million, advanced in six equal quarterly installments ("Loan"). The Loan bears interest at the "Prime Rate" as announced by Silicon Valley Bank from time to time, and is secured by the Developer's assets, including the Technology. The Loan will be repaid in three unequal installments during the period beginning 44 months from the Loan origination date and ending 68 months from such date.

  OrCAD is currently a party to an arbitration proceeding instituted by Deutsch Technology Research ("DTR") before the American Arbitration Association. DTR seeks to recover more than $1,000 in damages from OrCAD in this arbitration. DTR's claims arise under an agreement OrCAD and DTR entered into in March 1997 ("DTR Agreement"), pursuant to which OrCAD agreed to market DTR's products and not to market competing products. In January 1998, OrCAD merged with MicroSim Corporation ("MicroSim"), a company which sold products which competed with DTR's products. OrCAD's merger with MicroSim breached the DTR Agreement. OrCAD has attempted, without success, to negotiate a settlement with DTR. An arbitrator has been assigned for this dispute but no hearing date has been set. In addition, DTR filed a lawsuit in March 1999 against MicroSim in Santa Clara County Superior Court alleging that MicroSim tortiously interfered with DTR's contractual and prospective relationship with OrCAD.

  From time to time, OrCAD becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of OrCAD. OrCAD is not presently a party to any litigation, the outcome of which is expected to have a material adverse effect on OrCAD's business, financial condition, liquidity or results of operations.

Note 7. Foreign Operations and Geographic Information

  The following table provides segmented financial data for OrCAD, Inc. and each of its subsidiaries for the years ended December 31, 1998, 1997 and 1996.

                                        Year Ended December 31, 1998
                            -------------------------------------------------------
                                                                       Consolidated
                                        OrCAD   OrCAD    Elimination    Financial
                            OrCAD, Inc. Japan    U.K.   Adjustments(1)     Data
                            ----------- ------  ------  -------------- ------------
   Product revenue.........   $31,911   $4,606  $1,152     $(3,487)      $34,182
   Service revenue.........    12,618      482     550        (180)       13,470
                              -------   ------  ------     -------       -------
   Total revenue...........    44,529    5,088   1,702      (3,667)       47,652
   Income (loss) before
    taxes..................     4,462      (60)   (291)       (150)        3,961
   Net income (loss).......     3,533     (109)   (291)       (150)        2,983
   Total assets............    59,209    2,705   2,211        (837)       63,288

                                        Year Ended December 31, 1997
                            -----------------------------------------------------
                                                                     Consolidated
                                        OrCAD   OrCAD  Elimination    Financial
                            OrCAD, Inc. Japan   U.K.  Adjustments(1)     Data
                            ----------- ------  ----- -------------- ------------
   Product revenue.........   $33,365   $5,376  $ --     $(3,356)      $35,385
   Service revenue.........     8,453      233    --         (76)        8,610
                              -------   ------  -----    -------       -------
   Total revenue...........    41,818    5,609    --      (3,432)       43,995
   Income (loss) before
    taxes..................     6,063     (345)   --          (5)        5,713
   Net income (loss).......     4,293     (384)   --          (5)        3,904
   Total assets............    56,697    1,572    --      (1,362)       56,907

                                        Year Ended December 31, 1996
                            -----------------------------------------------------
                                                                     Consolidated
                                        OrCAD   OrCAD  Elimination    Financial
                            OrCAD, Inc. Japan   U.K.  Adjustments(1)     Data
                            ----------- ------  ----- -------------- ------------
   Product revenue.........   $28,778   $4,523  $ --     $(2,132)      $31,169
   Service revenue.........     5,767       87    --          11         5,865
                              -------   ------  -----    -------       -------
   Total revenue...........    34,545    4,610    --      (2,121)       37,034
   Income (loss) before
    taxes..................     6,916       62    --         (13)        6,965
   Net income (loss).......     5,514     (235)   --         (13)        5,266
   Total assets............    49,156    1,550    --        (972)       49,734

--------
  (1) The elimination adjustments are necessary to eliminate intercompany accounts and transactions in consolidation.

  Revenue by geographical area is provided below for the years ended December 31, 1998, 1997 and 1996:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
   United States........................................ $30,973 $26,028 $19,188
   Canada...............................................   1,556   1,242   1,249
                                                         ------- ------- -------
   North America........................................  32,529  27,270  20,437
   Europe...............................................   7,608   6,915   6,617
   Japan................................................   5,704   7,473   7,928
   Other international..................................   1,811   2,337   2,052
                                                         ------- ------- -------
   Total revenue........................................ $47,652 $43,995 $37,034
                                                         ======= ======= =======

Note 8. Stockholders' Equity

 Common Stock

  On March 1, 1996, OrCAD completed a public offering of 3,200,000 shares of common stock which generated net proceeds of approximately $19,400 after deducting applicable issuance costs and expenses. On April 4, 1996, OrCAD's underwriters' exercised their over-allotment option resulting in the issuance of an additional 382,299 shares of common stock which generated net proceeds of approximately $3,900 after deducting applicable issuance costs and expenses.

 Preferred Stock

  In connection with the completion of OrCAD's initial public offering in March 1996, all of the outstanding Series A preferred stock was automatically converted into 2,307,397 shares of OrCAD's common stock.

  The Company is authorized to issue up to 2,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the number of shares constituting any such series, the voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption price or prices, conversion and voting rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders of the Company.

 Reserved Common Stock

  At December 31, 1998, OrCAD had 2,800,832 shares of common stock reserved for future issuance under all stock option plans.

Note 9. Stock Option Plans

 1995 Stock Incentive Plan

  Under the 1995 Stock Incentive Plan, OrCAD may sell shares of common stock and grant either incentive stock options or non-qualified stock options to certain employees and consultants at the discretion of the Board of Directors. OrCAD has reserved 2,000,000 shares of common stock which may be optioned and/or sold under the 1995 Stock Incentive Plan. The 1995 Stock Incentive Plan provides that (i) the exercise price of an incentive stock option must be no less than the fair market value of OrCAD's common stock at the date of grant, and (ii) the exercise price of an incentive stock option granted to an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value, all as determined by the Board of Directors. The exercise price of a nonqualified stock option is determined by the Board of Directors. The Board of Directors has the authority to set expiration dates no longer than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options are generally canceled no more than 90 days after termination of employment and become available for grant under the 1995 Stock Incentive Plan.

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

 1995 Stock Option Plan for Nonemployee Directors

  Under the 1995 Stock Option Plan for Nonemployee Directors, OrCAD may grant non-qualified stock options up to a maximum of 500,000 shares of common stock. The exercise price of options granted may not be less than the fair market value of common stock on the date of grant. All options granted under the 1995 Stock Option Plan for Nonemployee Directors will be non-qualified and expire ten years from the date of grant. Shares that are associated with options that are forfeited or terminated will again be available for grant.

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

  Stock option activity under the foregoing plans is summarized as follows:

                                                                       Weighted-
                                                             Shares     Average
                                                              Under    Exercise
                                                             Option      Price
                                                            ---------  ---------
   Outstanding at December 31, 1995........................   681,557    $1.36
   Granted.................................................   128,427    11.70
   Exercised...............................................  (194,828)    0.42
   Canceled................................................    (9,927)    1.94
                                                            ---------
   Outstanding at December 31, 1996........................   605,229     3.86
                                                            ---------
   Granted.................................................   525,756     8.74
   Exercised...............................................   (99,657)    0.84
   Canceled................................................   (97,231)    9.66
                                                            ---------
   Outstanding at December 31, 1997........................   934,097     6.33
                                                            ---------
   Granted.................................................   639,900     9.05
   Exercised...............................................   (95,046)    1.86
   Canceled................................................   (90,700)    7.87
                                                            ---------
   Outstanding at December 31, 1998........................ 1,388,251    $7.78
                                                            ---------

  The weighted-average fair value of options granted during 1998, 1997 and 1996 was $7.04, $5.34 and $6.78, respectively.

  At December 31, 1998 OrCAD had four stock-based compensation plans, which are described above and an employee stock purchase plan which is discussed in note 10. OrCAD applies APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants and purchase rights in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 83%, 76% and 49%; risk-free interest rate ranging from 4.20% to 5.36% in 1998; 5.3% to 5.8% in 1997 and from 5.3% to 6.4% in 1996 for all plans; and expected lives of five years for all plans except the 1995 Stock Option Plan and the 1996 Employee Stock Purchase Plan, which are estimated at 2 years and .5 years, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, OrCAD's net income and net income per share would have been reduced to the following pro forma amounts:

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
     Net income:
     As reported.......................................... $2,983 $3,904 $5,266
     Pro forma............................................ $  850 $3,411 $4,836
     Basic net income per share:
     As reported.......................................... $ 0.32 $ 0.43 $ 0.61
     Pro Forma............................................ $  .09 $ 0.37 $ 0.56
     Diluted net income per share
     As reported.......................................... $ 0.31 $ 0.41 $ 0.58
     Pro forma............................................ $  .09 $ 0.36 $ 0.53

  The resulting pro forma compensation costs may not be representative of that expected in future years.

  The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                 Options Outstanding                      Options Exercisable
------------------------------------------------------- ------------------------
                  Number        Weighted-     Weighted-     Number     Weighted-
  Range of    Outstanding at     Average       Average  Exercisable at  Average
  Exercise     December 31,     Remaining     Exercise   December 31,  Exercise
   Price           1998      Contractual Life   Price        1998        Price
  --------    -------------- ---------------- --------- -------------- ---------
$       0.35      131,510          5.2         $ 0.35      129,958      $ 0.35
        3.50      107,715          6.8           3.50       79,105        3.50
   7.38-8.94      675,882          8.9           8.36      201,971        8.31
   9.00-9.50      266,128          8.9           9.32       84,843        9.27
  9.63-12.00      177,316          8.5          10.26       68,344       10.54
 12.13-15.50       29,700          7.9          14.79       23,085       15.21
------------    ---------          ---         ------      -------      ------
$ 0.35-15.50    1,388,251          8.3         $ 7.78      587,306      $ 6.57

Note 10. Employee Benefit Plans

 401(k) Plan

  OrCAD has a 401(k) retirement savings plan covering substantially all employees, excluding employees of OrCAD Japan and OrCAD U.K. Contributions to the plan were matched at the discretion of the Board of Directors. The matching contributions amounted to $398, $199 and $151 for the years ended December 31, 1998, 1997 and 1996, respectively.

 1996 Employee Stock Purchase Plan

  Under the 1996 Employee Stock Purchase Plan, which became effective May 1, 1996, eligible employees of OrCAD are permitted to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period, whichever is lower. No employee is entitled to purchase shares of common stock having a value (determined on the first day of the offering period) of more than $25,000 in any calendar year. At December 31, 1998, 99,207 of the 200,000 shares of OrCAD common stock originally reserved for issuance under the plan remained available. There were 60,259, 29,848 and 10,686 shares issued under the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 11. Subsequent Events

  On September 20, 1998, the Company entered into a definitive agreement ("Agreement") to merge with Summit Design, Inc. ("Summit"), a publicly-traded software company headquartered in Beaverton, Oregon, under which the Company was to be acquired by Summit. Each share of OrCAD Common Stock, including shares reserved for issuance upon exercise of options to acquire shares of OrCAD Common Stock, was to be assumed by Summit and exchanged for 1.05 shares of Summit Common Stock, upon closing of the transaction. On February 2, 1999, OrCAD and Summit announced that the Agreement had been terminated by mutual agreement. The Company expects to record a pre-tax charge to earnings of approximately $1.0 million in the first quarter of 1999 relating to the termination of the Agreement. This charge represents investment banking, legal, travel, accounting and other expenses OrCAD incurred during the merger process.

  In February 1999, OrCAD announced its intention to repurchase up to 500,000 shares of its outstanding common stock. Under the new repurchase program, common stock may be purchased from time-to-time in the open market and transactions may be negotiated based on market conditions. Pursuant to this program, as of March 30, 1999, OrCAD had spent a total of $887,000 to repurchase 125,000 shares at prices ranging from $7.08 to $7.12 per share.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is included under the caption "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held on June 4, 1999 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included under the caption "Executive Compensation" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held on June 4, 1999 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included under the caption "Stock Owned by Management and Principal Stockholders" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held on June 4, 1999 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included under the caption "Certain Transactions and Relationships" in OrCAD's Proxy Statement for its annual meeting of stockholders to be held on June 4, 1999 and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. (1) Financial Statements

    The following financial statements are set forth in Item 8 of this Annual
  Report:

      Report of Independent Auditors

      Consolidated Balance Sheets, December 31, 1998 and 1997

      Consolidated Statements of Operations, Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

  A. (2) FINANCIAL STATEMENT SCHEDULES:

                                               Form 10-K
                                               Page No.
                                               ---------
    (a) VIII-Valuation and Qualifying Accounts    S-1
    (b) Report of Independent Auditors            S-2

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3. EXHIBITS

       2.0 Agreement and Plan of Reorganization dated September 20, 1998 by and among Summit Design, Inc., Hood Acquisition Corp. and OrCAD,
             Inc.+
       2.1  First Amendment dated as of December 16, 1998, by and among Summit
             Design, Inc., Hood Acquisition Corp. and OrCAD, Inc.
       2.2 Termination Agreement and Release dated as of February 1, 1999, by and among Summit Design, Inc., Hood Acquisition Corp. and OrCAD,
             Inc.++
       2.3 Agreement and Plan of Merger dated as of October 13, 1997, by and among OrCAD, Inc., OCA Merger Corporation and MicroSim
             Corporation. **
       3.1  Restated Certificate of Incorporation of OrCAD, Inc. *
       3.2  Restated Bylaws of OrCAD, Inc. *
       4.3  Rights Agreement dated September 18, 1992*
       4.4  Restricted Stock and Registration Rights Agreement dated May 30,
             1995*
       4.5  Piggyback Registration Rights Agreement dated December 1, 1995*
      10.1 Form of Indemnity Agreement between OrCAD, Inc. and each of its executive officers and directors*
      10.2  1991 Non-Qualified Stock Option Plan*
      10.3  1995 Stock Option Plan*
      10.4  1995 Stock Option Plan for Nonemployee Directors*
      10.5  1995 Stock Incentive Plan*
      10.6  Lease between Pen Nom I Corp. and OrCAD, Inc. dated May 21, 1993*
      10.7  Lease Agreement dated as of January 31, 1995 by and between Kurian
             Limited Partnership and Massteck Ltd.*
      10.8  1996 Employee Stock Purchase Plan*
      10.9  Lease between Magellan Irvine Oaks Limited Partnership and MicroSim
             Corporation, dated February 5, 1997 ***
      10.10 Lease between Tigard Triangle I, LLC and OrCAD, Inc., dated
             February 20, 1998. ***

      10.11 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and Michael F. Bosworth.+++
      10.12 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and William E. Cibulsky.+++
      10.13 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and Donald G. Tannenbaum.+++
      10.14 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and Stuart A. Harrington.+++
      10.15 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and James M. Plymale.+++
      10.16 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and P. David Bundy.+++
      10.17 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and Philip J. Kilcoin.+++
      10.18 Employment Agreement effective September 17, 1998, between OrCAD,
             Inc. and Graham K. Sheldon.+++
      11.0  Statement regarding computation of per share earnings
      21.0  Subsidiaries of the Registrant
      23.1  Consent of KPMG Peat Marwick LLP
      27.1  Financial Data Schedule for Fiscal Year Ended December 31, 1998
      27.2  Financial Data Schedule for Fiscal Year Ended December 31, 1997

--------
+ Incorporated by reference to the Company's Current Report on Form 8-K filed on October 2, 1998.
++ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 3, 1999.
+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
* Incorporated by reference to Exhibits of OrCAD's Registration Statement on Form SB-2 as amended, effective March 1, 1996 (Commission Registration No. 333-00198-LA).
** Incorporated by reference to the Company's Registration Statement on Form
   S-4 dated December 12, 1997, File No. 333-38395.
*** Incorporated by reference to the Company's Registration Statement on Form
    10-KSB dated December 31, 1997, File No. 0-27692.

  (b) Current Reports on Form 8-K filed by the Registrant during the fourth quarter of calendar 1998:

On October 2, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had entered into an Agreement and Plan of Reorganization dated September 20, 1998, with Summit Design, Inc. ("Summit") and Hood Acquisition Corp. Pursuant to the Agreement and Plan of Reorganization, the Company would become a wholly-owned subsidiary of Summit. No financial statements were filed as part of this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 1999

                                          OrCAD, Inc.

                                                /s/ Michael F. Bosworth
                                          By: _________________________________
                                                    Michael F. Bosworth
                                                Chairman of the Board, Chief
                                              Executive Officer and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

Principal Financial Officer and
 Director:

     /s/ Michael F. Bosworth           Chairman of the Board,       March 31, 1999
______________________________________  Chief Executive Officer
         Michael F. Bosworth            and President
Principal Financial Officer and Accounting Officer:

        /s/ P. David Bundy             Vice-President of Finance    March 31, 1999
______________________________________  and Chief Financial
            P. David Bundy              Officer

Directors:

       /s/ Wolfram H. Blume            Director                     March 31, 1999
______________________________________
           Wolfram H. Blume

     /s/ Stephen W. Director           Director                     March 31, 1999
______________________________________
         Stephen W. Director

     /s/ Richard P. Magnuson           Director                     March 31, 1999
______________________________________
         Richard P. Magnuson

        /s/ James B. Moon              Director                     March 31, 1999
______________________________________
            James B. Moon

        /s/ John C. Savage             Director                     March 31, 1999
______________________________________
            John C. Savage

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                          ---------------------
                                                                  Other
                                                     Charged to  Changes
                                Balance,  Charged to   Other       Add       Balance,
                                Beginning Costs and   Accounts   (Deduct)     End of
 Year        Description         of Year   Expenses  (Describe) (Describe)     Year
 ---- ------------------------  --------- ---------- ---------- ----------   --------
 1998 Allowance for doubtful      $793      $  841     $ --       $ (616)(a)  $1,018
       accounts and sales
       returns................
      Allowance for obsolete       136         194       --         (199)(b)     131
       inventory..............
 1997 Allowance for doubtful       757       1,092       --       (1,056)(a)     793
       accounts and sales
       returns................
      Allowance for obsolete        86         194       --         (144)(b)     136
       inventory..............
 1996 Allowance for doubtful       534         929       --         (706)(a)     757
       accounts and sales
       returns................
      Allowance for obsolete        40          87       --          (41)(b)      86
       inventory..............

--------
(a) Write-off of accounts receivable against allowance accounts.
(b) Write-off of obsolete inventory.

                        Report of Independent Auditors

The Board of Directors and Stockholders
OrCAD, Inc.:

  Under date of February 1, 1999, except for Note 11 which is as of February 22, 1999, we reported on the consolidated balance sheets of OrCAD, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Annual Report on Form 10-K for the year ended 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of OrCAD, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP

Portland, Oregon
February 1, 1999, except for Note 11
 which is as of February 22, 1999