Form 10-Q
period 1999-03-31
ORCAD INC
filed 1999-05-14
CIK 881411

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Company's Common Stock ($.01 par value) as of March 31, 1999 was 9,398,896 shares.

                                  OrCAD, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------------------------------------------------------------------------------

Item 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets - March 31, 1999
               and December 31, 1998                                       3

               Consolidated Statements of Operations - Three months
                ended March 31, 1999 and 1998                              4


               Consolidated Statements of Cash Flows - Three months
               ended March 31, 1999 and 1998                               5

         Notes to consolidated financial statements                        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK                                                             18



PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  LEGAL PROCEEDINGS                                                19

Item 2.  CHANGES IN SECURITIES                                            19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 19

         SIGNATURES                                                       20

                                                     OrCAD, Inc.
                                              CONSOLIDATED BALANCE SHEETS
                                                    (in thousands)

                                                                                           March 31,               December 31,
                                                                                              1999                     1998
                                                                                       -------------------      -------------------
                                         Assets
Current assets:
     Cash and cash equivalents                                                              $13,008                  $ 8,454
     Short-term investments                                                                  27,810                   36,038
     Trade accounts receivable, net of doubtful accounts and sales
      return allowances of $883 and $1,018, respectively                                      7,413                    7,990
     Inventory, net                                                                             376                      382
     Other current assets                                                                     2,551                    2,631
                                                                                       -------------------     -------------------
           Total current assets                                                              51,158                   55,495
                                                                                       -------------------     -------------------

Investments, long-term                                                                        2,438                       --
Fixed assets, net                                                                             3,640                    3,616
Purchased software technology, net                                                              205                      255
Goodwill and intangible assets, net                                                           2,589                    2,734
Other assets                                                                                  1,704                    1,188
                                                                                       -------------------     -------------------
           Total assets                                                                     $61,734                  $63,288
                                                                                       ===================     ===================

                            Liabilities and Stockholders' Equity
Current liabilities:

     Accounts payable                                                                      $    898                  $   734
     Accrued payroll and related liabilities                                                  1,468                    1,978
     Accrued liabilities                                                                      2,657                    2,683
     Accrued income taxes                                                                       533                    1,192
     Deferred revenue                                                                         6,467                    6,592
                                                                                      -------------------      -------------------
           Total current liabilities                                                         12,023                   13,179

Commitments and contingencies

Stockholders' equity:
     Common stock                                                                               94                       94
     Additional paid-in capital                                                             38,478                   38,476
     Treasury stock                                                                           (887)                      --
     Retained earnings                                                                      12,085                   11,587
     Accumulated other comprehensive loss                                                      (49)                     (35)
     Notes receivable-employee stock purchases                                                 (10)                     (13)
                                                                                      -------------------      -------------------
           Total stockholders' equity                                                       49,711                   50,109
                                                                                      -------------------      -------------------
           Total liabilities and stockholders' equity                                      $61,734                  $63,288
                                                                                      ===================      ===================

          See accompanying notes to consolidated financial statements.

                                                            OrCAD, Inc.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (in thousands, except per share data)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                        -----------------------------------------------
                                                                                  1999                     1998
                                                                        ---------------------      --------------------
Revenue:
   Products                                                                     $ 7,718                   $ 8,806
   Service                                                                        3,861                     2,835
                                                                        ---------------------      --------------------
     Total revenue                                                               11,579                    11,641

Costs and expenses:
   Cost of revenue - products                                                       938                       864
   Cost of revenue - service                                                        740                       561
   Research and development                                                       2,894                     3,042
   Marketing and sales                                                            4,555                     4,655
   General and administrative                                                     1,166                     1,361
   Merger and acquisition related charges                                           995                     4,081
                                                                         ---------------------      --------------------
     Total costs and expenses                                                    11,288                    14,564
                                                                         ---------------------      --------------------
Income (loss) from operations                                                       291                    (2,923)
                                                                         ---------------------      --------------------
Other income (expense):
   Interest income, net                                                             426                       501
   Other, net                                                                        (6)                       (7)
                                                                         ---------------------      --------------------
     Total other income                                                             420                       494
                                                                         ---------------------      --------------------

Income (loss) before income taxes                                                   711                    (2,429)
   Income tax expense (benefit)                                                     213                      (850)
                                                                         =====================      ====================
Net income (loss)                                                               $   498                   $(1,579)
                                                                         =====================      ====================
Basic net income (loss) per share                                               $  0.05                   $ (0.17)
                                                                         =====================      ====================
Diluted net income (loss) per share                                             $  0.05                   $ (0.17)
                                                                         =====================      ====================
Shares used in basic net income (loss) per share calculation                      9,349                     9,252
Shares used in diluted net income (loss) per share  calculation                   9,503                     9,252


         See accompanying notes to consolidated financial statements.

                                                           OrCAD, Inc.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)

                                                                                             Three Months Ended March 31,
                                                                                        --------------------------------------
                                                                                              1999                  1998
                                                                                        ----------------     -----------------
Cash flows from operating activities:
    Net income (loss)                                                                      $    498              $ (1,579)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
            Depreciation and amortization                                                       537                   462
            Provision for losses on trade accounts receivable and  sales returns               (129)                  155
            Provision for inventory reserves                                                    (81)                    9
            Deferred income taxes                                                                 -                    (5)
            Loss on disposal of fixed assets                                                    (10)                    -
            Changes in assets and liabilities:
               Trade accounts receivable                                                        651                 1,437
               Inventory                                                                         79                    31
               Other assets                                                                    (456)                  514
               Accounts payable                                                                 226                  (368)
               Accrued payroll and related liabilities                                         (509)                 (439)
               Accrued liabilities                                                               27                 1,640
               Deferred revenue                                                                 (77)                  (72)
               Accrued income taxes                                                            (649)               (1,098)
                                                                                        -----------------    ------------------
                              Total adjustments                                                (391)                2,266
                                                                                        -----------------    ------------------
    Net cash provided by operating activities                                                   107                   687
                                                                                        -----------------    ------------------

Cash flows from investing activities:
    Acquisition of fixed assets                                                                (407)                 (456)
    Proceeds from sale of fixed assets                                                            -                    (3)
    Intangible assets acquired                                                                    -                     -
    Proceeds from maturity of investment securities                                          66,139                33,888
    Purchases of investment securities                                                      (60,355)              (42,088)
                                                                                        -----------------    ------------------
        Net cash provided by (used in) investing activities                                   5,377                (8,659)
                                                                                        ----------------     -----------------

Cash flows from financing activities:
    Repayment (issuance) of notes receivable - employee stock purchases, net                      3                  (111)
    Repurchase of common stock                                                                 (887)                    -
    Proceeds from issuance of common stock, net                                                   2                    24
                                                                                        ----------------     -----------------
        Net cash used in financing activities                                                  (882)                  (87)
                                                                                        ----------------     -----------------
        Effects of exchange rate on cash                                                        (48)                  (34)
                                                                                        ----------------     -----------------
            Net increase (decrease) in cash and cash equivalents                              4,554                (8,093)

Cash and cash equivalents at the beginning of period                                          8,454                31,644
                                                                                        ----------------     -----------------
Cash and cash equivalents at the end of period                                             $ 13,008              $ 23,551
                                                                                        ================     =================
Supplemental disclosures of cash flow information:
    Income taxes paid                                                                      $    534              $  1,509

    See accompanying notes to consolidated financial statements.

                                 OrCAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements of OrCAD, Inc. ("OrCAD," or the "Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, as included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

2.   Acquisitions

     On January 20, 1998 OCA Merger Corporation, a wholly-owned subsidiary of OrCAD, was merged with and into MicroSim Corporation ("MicroSim") and all of the issued and outstanding shares of MicroSim common stock and all of the outstanding options and other rights to acquire MicroSim common stock were converted into and exchanged for 2,427,632 shares of OrCAD common stock (the "MicroSim merger"). The MicroSim merger was accounted for as a pooling of interests and accordingly, the results of MicroSim have been included in the accompanying consolidated financial statements for all periods presented. OrCAD incurred merger-related charges of $4,081 in connection with the MicroSim merger relating primarily to financial advisory fees, legal and accounting services, personnel severance costs, the cancellation and continuation of contractual obligations and other integration costs.

     On April 15, 1998, OrCAD U.K. Ltd., a wholly-owned subsidiary of OrCAD, purchased certain assets and assumed certain liabilities of ARS Microsystems Ltd. ("ARS") for $999. ARS was previously the Company's value-added reseller in the United Kingdom. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Intangible assets of $925 represents the estimated fair value of the customer list acquired from ARS.

     On September 20, 1998, OrCAD entered into an Agreement and Plan of Reorganization ("Agreement") with Summit Design, Inc. ("Summit"), a publicly-held Delaware corporation, and Hood Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Summit, pursuant to which Summit would acquire OrCAD. On February 2, 1999, OrCAD and Summit announced that the Agreement had been terminated by mutual agreement. The Company recorded a pre-tax charge to earnings of $995 in the first quarter of 1999 relating to the termination of the Agreement. This charge represents investment banking, legal, accounting, travel, and other expenses OrCAD incurred during the merger process.

3.   Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during the period. Diluted net income
     (loss) per share was computed using the
     weighted average number of common and dilutive common equivalent shares outstanding during the period in which the Company reports net income. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options. For diluted net income (loss) per share, 153,913 shares were added to the weighted average number of shares outstanding for the first quarter of 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

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

5.   Revenue Recognition

     The Company accounts for revenue recognition in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products is generally recognized upon the delivery of the products. The revenue allocated to extended support agreements is recognized ratably over the term of the maintenance agreement and revenue allocated to service elements is recognized as the services are performed.

     OrCAD's revenue is primarily comprised of revenue from the licensing of its software products and from the provision of maintenance, training, and consulting services to customers. OrCAD recognizes revenue from software licenses after shipment of product and when no significant contractual obligations remain outstanding. When OrCAD receives payment prior to shipment or fulfillment of a significant obligation to the customer, such payments are recorded as deferred revenue and recognized as revenue upon shipment or fulfillment of such obligation. A portion of revenue from product sales is deferred and recognized ratably over the maintenance period, generally three to twelve months. Deferred revenue on extended support agreements that are sold separately from product sales is recognized ratably over the contract period, generally one year. Revenue from customer training, support and other services is recognized as the services are performed.

     OrCAD sells its products internationally, exclusive of Japan and the United Kingdom, through value-added resellers ("VARs") and recognizes revenue from sales to VARs after shipment of product and when no significant contractual obligations remain outstanding.

     OrCAD provides a thirty-day right of return and a ninety-day warranty that its products are free from defects. Estimated sales returns and estimated warranty costs are recorded upon shipment of the product.

6.   Software Development Costs

     Under Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release, and accordingly no costs have been capitalized.

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

8.   Cash Equivalents and Investments

     Cash equivalents consist of highly liquid investments with original maturity dates of three months or less. Cash equivalents are stated at cost and consist primarily of money market funds, municipal bonds and municipal notes. The carrying amount approximates fair value due to the short-term nature of these instruments. Investments, which primarily consist of corporate debt securities, auction rate receipts, market auction preferred notes, and municipal bonds, are reported at fair value and are classified as available-for-sale securities. Those instruments with original maturity dates greater than three months and less than one year from the balance sheet date are considered to be short-term investments. Instruments with original maturity dates greater than one year from the balance sheet date are considered to be long-term investments. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

9.   Comprehensive Income

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The objective of SFAS No. 130 is to report changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income is as follows:

                                                            Three Months
                                                           Ended March 31,
                                           -------------------------------------------
                                                    1999                     1998
                                           ------------------       ------------------
Net income (loss)                                  $ 498                  $(1,579)
Unrealized loss on investments, net                   (7)                      (6)
Foreign currency translation adjustment               (7)                     (27)
                                           ------------------       ------------------
Comprehensive income (loss)                        $ 484                  $(1,612)
                                           ==================       ==================


10.  Segment Reporting

     The following table provides segmented financial data for OrCAD, Inc. and each of its subsidiaries for the three months ended March 31, 1999 and 1998.

                                                                   Three Months Ended March 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                                                                                                    Consolidated
                                        OrCAD            OrCAD              OrCAD             Elimination             Financial
                                         Inc.            Japan               U.K.            Adjustments (1)            Data
                                    ------------     ------------     ---------------       -----------------     -----------------
Product revenue                          $ 6,912           $1,377              $  473                 $(1,044)             $ 7,718
Service revenue                            3,365              329                 228                     (61)               3,861
                                    ------------     ------------     ---------------       -----------------     ------------------
Total revenue                             10,277            1,706                 701                  (1,105)              11,579
Income (loss) before taxes                   579               98                 (78)                    112                  711
Net income (loss)                            445               19                 (78)                    112                  498
Total assets                              57,910            2,578               1,988                    (742)              61,734


                                                                     Three Months Ended March 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                                                                                                      Consolidated
                                         OrCAD             OrCAD             OrCAD              Elimination            Financial
                                         Inc.              Japan              U.K.            Adjustments (1)            Data
                                    ------------      ------------      --------------      ------------------     -----------------
Product revenue                          $ 8,198           $ 1,485               --                    $ (877)             $ 8,806
Service revenue                            2,824                45               --                       (34)               2,835
                                    ------------      ------------      --------------      -----------------      -----------------
Total revenue                             11,022             1,530               --                      (911)              11,641
Income (loss) before taxes                (2,269)             (160)              --                        --               (2,429)
Net income (loss)                         (1,436)             (143)              --                        --               (1,579)
Total assets                              52,681             1,896               --                       628               55,205
_______

(1) The elimination adjustments are necessary to eliminate intercompany accounts and transactions in consolidation.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     OrCAD develops, markets, and supports software products that assist electronics designers in the management of component data and in the design of integrated circuits ("ICs"), printed circuit boards ("PCBs"), field-programmable gate arrays ("FPGAs"), and complex programmable logic devices ("CPLDs"). ICs, PCBs, FPGAs and CPLDs are found in a majority of today's electronic products, and are often referred to as "mainstream" components. OrCAD's products enable electronics designers to reduce time to market, improve product capability and reduce design costs. OrCAD's Windows-based EDA solutions support the design process for mainstream components, from schematic capture to programmable logic design and verification to circuit simulation and printed circuit board layout. The Company operates primarily in one business segment, comprising the electronic design automation industry.

     OrCAD is currently in the process of expanding the services it offers to customers by investing in an Internet-based business initiative ("Internet-based business initiative") to develop a virtual supply network, accessible through the Company's website and current products. The latest release of OrCAD products in December 1998 ("Release 9.0") began this process with an integration of the Company's entire product line through a new OrCAD Interchange Architecture (the "Interchange Architecture"). The Interchange Architecture features OrCAD Capture as the single interface and database for project management and design entry. The OrCAD Capture interface connects engineers through an Internet Component Assistant ("ICA") to a choice of products for component information management; mixed schematic/VHDL, FPGA and CPLD design; simulation and synthesis; analog/mixed-signal design; and PCB layout. The ICA enables users to access a growing Internet-parts catalog, complete with data sheets and schematic symbols, which currently consists of more than 400,000 components supplied by third party distributors.

Results of Operations

Three Months Ended March 31, 1999 and 1998

Total Revenue

     OrCAD derives revenue from the licensing of its software products and from the provision of maintenance, training, and consulting services to customers. OrCAD does not expect to derive any significant revenue from the Internet-based business initiative in 1999.

     Total revenue decreased $62,000, or 1%, to $11.6 million in the first quarter of 1999 from $11.6 million in the first quarter of 1998. A decline in product revenue, partially offset by an increase in service revenue, contributed to the total revenue decline in 1999. As a percentage of total revenue, product revenue decreased to 67% in the first quarter of 1999 from 76% in the first quarter of 1998. Conversely, service revenue increased as a percentage of total revenue to 33% in the first quarter of 1999 from 24% in the comparable period in 1998.

     Product revenue decreased $1.1 million, or 12%, to $7.7 million in the first quarter of 1999 from $8.8 million in the first quarter of 1998. The decrease in product revenue in 1999 was primarily attributable to decreased sales of the OrCAD Pspice and OrCAD Express product families offset by increased sales of the OrCAD Capture and OrCAD Layout product families. Moreover, a reduction in product upgrade revenue across all product families contributed to the decline. This decrease was primarily the result of a new software locking system that complicated product and upgrade installation, thereby reducing the efficiency of the Company's sales force.

     Service revenue increased $1.0 million, or 36%, to $3.9 million in the first quarter of 1999 from $2.8 million in the first quarter of 1998. The increase in service revenue in 1999 is primarily attributable to an increased emphasis on the OrCAD PSpice product family maintenance revenue, in addition to continued focus on training and consulting services, and renewals of extended support agreements from a larger installed base. Prior to the MicroSim merger, maintenance on the OrCAD PSpice product family had not been actively marketed.

     Total North American revenue decreased $852,000, or 11%, to $7.1 million in the first quarter of 1999 from $7.9 million in the first quarter of 1998. Total revenue generated outside of North America increased $790,000, or 21%, to $4.5 million in the first quarter of 1999 from $3.7 million in the first quarter of 1998. As a percentage of total revenue, North American revenue decreased to 61% in the first quarter of 1999 from 68% in the comparable period in 1998, and revenue generated outside of North America increased to 39% in the first quarter of 1999 from 32% in the comparable period in 1998. The increase in the proportion of revenue generated outside of North America in 1999 is attributable to the expansion of the European sales market coupled with a decline in North American sales.

Cost of Revenue

     The cost of product revenue represents the costs associated with the licensing of OrCAD's products, such as the expenses of reproducing product documentation, media, packaging, hardware locks, software locks, shipping costs and royalties paid to external developers. The cost of product revenue increased $74,000, or 9%, to $938,000 in the first quarter of 1999 from $864,000 in the first quarter of 1998. The increase in cost of product revenue in 1999 is primarily the result of royalty costs associated with synthesis technology built into the OrCAD Express product line, slightly offset by a reduction in inventory obsolescence and materials cost. As a percentage of product revenue, cost of product revenue increased to 12% in the first quarter of 1999 from 10% in the comparable period in 1998.

     The cost of service revenue includes the costs of providing software maintenance, such as technical support and the costs of providing consulting and training services. Cost of service revenue increased $179,000, or 32%, to $740,000 in the first quarter of 1999 from $561,000 in the first quarter of 1998. The increase in cost of service revenue in 1999 is primarily attributable to increased sales of maintenance contracts and the expansion of OrCAD's Enterprise Services organization. As a percentage of service revenue, the cost of service revenue remained relatively constant at 19% and 20% in the first quarter of 1999 and 1998, respectively.

Research and Development

     Research and development expenses include the costs of developing new products and enhancements to existing products. Software development costs are generally expensed as incurred, as technological feasibility is generally not established until shortly before the release of a new product and no material development costs are incurred after establishment of technological feasibility. Research and development expenses decreased $148,000, or 5 %, to $2.9 million in the first quarter of 1999 from $3.0 million in the first quarter of 1998. The decrease in research and development expenses in 1999 reflects a decrease in personnel costs. The number of employees in the research and development function decreased to 98 as of March 31, 1999 from 104 as of March 31, 1998. As a percentage of total revenue, research and development expenses decreased slightly to 25% in the first quarter of 1999 from 26% in the comparable period in 1998. OrCAD expects research and development expenses to increase in absolute terms.

Marketing and Sales

     Marketing and sales expenses include salaries, commissions and related personnel costs, and other sales and promotional expenses. Marketing and sales expenses decreased $100,000, or 2%, to $4.6 million in the first quarter of 1999 from $4.7 million in the first quarter of 1998. This decrease in marketing and sales expenses primarily resulted from a reduction in advertising, sales meeting and travel expenditures in the first quarter of 1999, partially offset by increases in personnel expenses. The number of employees in the marketing and sales function increased to 123 as of March 31, 1999 from 96 as of March 31, 1998. As a percentage of total revenue, marketing and sales expenses decreased in the first quarter of 1999 to 39% from 40% in the comparable period in 1998. OrCAD expects marketing and sales expenses to increase in absolute terms.

General and Administrative

     General and administrative expenses include the costs associated with OrCAD's executive office, human resources, finance, and administration functions. General and administrative expenses decreased $195,000, or 14%, to $1.2 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998. The decrease in 1999 is primarily the result of a reduction in administrative costs associated with investor relations and the Company's allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses decreased to 10% in the first quarter of 1999 from 12% in the comparable period in 1998. OrCAD expects general and administrative expenses to increase in absolute terms.

Merger and Acquisition Related Charges

     In the first quarter of 1999, OrCAD incurred merger and acquisition related charges of $995,000 in connection with the termination of the Agreement to merge with Summit. This charge represents investment banking, legal, accounting, travel, and other expenses OrCAD incurred during the merger process.

     In the first quarter of 1998, OrCAD incurred merger and acquisition related charges of $4.1 million in connection with the MicroSim merger relating primarily to financial advisory fees, legal and accounting services, personnel severance costs, the cancellation and continuation of contractual obligations, and other integration costs. Personnel severance costs relate primarily to the termination of approximately 35 employees, most of whom were employed by MicroSim, in connection with the elimination and redirection of certain of MicroSim's general, administrative, sales, and marketing related functions to OrCAD's Beaverton, Oregon headquarters. OrCAD also recognized certain costs for asset impairments and the cancellation and continuation of contractual obligations related primarily to MicroSim's facility lease as a result of the aforementioned elimination and redirection of operating functions to Beaverton, Oregon. The total cash outflows for each of the respective merger and acquisition related charges to date are as follows: personnel severance--$1.6 million; legal, accounting, investment banking and investor relations--$1.2 million; continuation and cancellation of contractual obligations--$139,000; asset impairment--$114,000; and other-- $325,000. Payments related to the continuation and cancellation of contractual obligations continue to be made in accordance with the terms of the agreements that existed prior to the consummation of the MicroSim merger.

Income from Operations

     Income from operations increased $3.2 million to $291,000 in the first quarter of 1999 as compared to a loss from operations of $2.9 million in the first quarter of 1998. Excluding merger and acquisition related charges of $995,000 and $4.1 million in the first quarter of 1999 and 1998, respectively, income from operations increased $128,000, or 11%, to $1.3 million in the first quarter of 1999 from $1.2 million in the comparable period in 1998. The increase in income from operations in 1999, excluding merger and acquisition related charges, is the result of reduced research and development, marketing and sales, and general and administrative expenses measured as a percentage of total revenue, partially offset by increased costs associated with product and service revenue.

Other Income, Net

     Other income, net primarily consists of interest income, gains and losses on the disposal of fixed assets, sublease income, royalty income and foreign currency transaction gains and losses. Interest income consists primarily of the earnings on available cash balances and marketable securities, which have generally been invested in money market funds, auction rate receipts, market auction preferred notes, municipal bonds, and corporate debt securities. Other income, net decreased $74,000, or 15%, to $420,000 in the first quarter of 1999 from $494,000 in the first quarter of 1998. In the latter portion of the second quarter of 1998, OrCAD moved certain of its investments into securities that are generally exempt from Federal income tax and yield interest at a lower rate than the taxable investment securities the Company previously held.

Income Tax Expense

     OrCAD's estimated effective tax rate for the first quarter of 1999 and 1998 was 30% and 35%, respectively. These rates differ from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of OrCAD's foreign sales corporation, utilization of research and experimentation tax credits, and certain investment income which is exempt from Federal income tax. Income tax expense increased to $213,000 in the first quarter of 1999 as compared to an income tax benefit of $850,000 in the first quarter of 1998.

Liquidity and Capital Resources

     Increases and decreases in cash and cash equivalents are the result of the generation or use of cash in operating, investing and financing activities. Cash and cash equivalents increased $4.6 million to $13.0 million at March 31, 1999 from $8.5 million at December 31, 1998. Cash provided by operating activities decreased to $107,000 in the first quarter of 1999 from $687,000 in the first quarter of 1998. Cash provided by operating activities decreased in 1999 primarily as a result of an increase in other assets and accrued liabilities, partially offset by a decrease in accounts receivable.

     Cash provided by investing activities increased to $5.4 million in the first quarter of 1999 as compared to cash used in investing activities of $8.7 million in the comparable period in 1998. This increase was primarily the result of proceeds from the maturity of investment securities, partially offset by purchases of investment securities.

     Cash used in financing activities increased to $882,000 in the first quarter of 1999 from $87,000 in the first quarter of 1998. This increase is primarily due to the repurchase of shares of the Company's common stock. In February 1999, OrCAD announced its intention to repurchase up to 500,000 shares of its outstanding common stock. Under this repurchase program, common stock may be purchased from time-to-time in the open market and transactions may be negotiated based on market conditions. Pursuant to this program, as of March 31, 1999, OrCAD had spent a total of $887,000 to purchase 125,000 shares of its common stock, at prices ranging from $7.08 to $7.12 per share.

     The functional currencies of OrCAD Japan and OrCAD U.K. are the Japanese yen and the British pound, respectively, both of which must be translated into U.S. dollars for consolidated financial reporting. Generally, Japanese sales are denominated in the Japanese yen. During the first quarter of 1999, the value of the U.S. dollar against the Japanese Yen fell by approximately 8% as compared to the first quarter of 1998. The weakening of the U.S. dollar in the first quarter of 1999 resulted in higher reported revenue and operating expenses as compared to the first quarter of 1998 due to translation of the Japanese yen to U.S. dollars for consolidated financial reporting. OrCAD U.K. did not begin operating until the second quarter of 1998, therefore, fluctuations in the British Pound did not affect the Company's consolidated comparative financial statements. OrCAD's business and operating results will be impacted by the effects of future U.S. dollar and foreign currency fluctuations.

Year 2000

     OrCAD is aware of the potential inability of computer programs to adequately process date information after December 31, 1999 (the "year 2000 issue"). OrCAD has anticipated problems surrounding the year 2000 issue and modified its current product offerings as necessary to make them year 2000 compliant. The year 2000 issue with regard to OrCAD's product offerings is not expected to have any material adverse effect on OrCAD's business, financial condition or results of operations.

     In addition, OrCAD has implemented a program to review the year 2000 compliance status of computer software programs licensed from third parties and used in its internal business processes to obtain appropriate assurances of year 2000 compliance from manufacturers of these products. OrCAD believes that it will be able to complete its year 2000 compliance review and make any necessary modifications prior to the end of 1999. OrCAD further believes that such a review and modification, if necessary, will not require OrCAD to incur any additional material expense. However, the compliance of systems acquired from third parties is dependent on factors outside OrCAD's control. If key systems, or a significant number of systems fail as a result of year 2000 problems, OrCAD could incur substantial expense and experience a disruption of business operations, which could have a material adverse effect on OrCAD's business, financial condition and results of operations.

     Furthermore, the purchasing patterns of customers and potential customers may be affected by the year 2000 issue, as companies may be required to devote significant resources to correct or replace their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase OrCAD's software products, which could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that there will not be any year 2000 issue related operating problems or material expenses that will occur with respect to OrCAD's computer systems or in connection with the interface with OrCAD's major vendors or suppliers.

Variability of Operating Results

     OrCAD's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as demand for the Company's products, increased competition, timing of new product announcements, releases and pricing changes by OrCAD or its competitors, length of sales cycles, market acceptance or delays in the introduction of new or enhanced versions of OrCAD's products, timing of significant orders, impact of the Internet-based business initiative, seasonal factors, mix of direct and indirect sales, product mix, changes in tax laws and tax rates, domestic and international economic conditions, changes in the financial condition of or the relationship with distributors, merger and acquisition activities, the integration of acquired entities, and market conditions in the EDA industry.

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

     A substantial portion of OrCAD's revenue in each quarter results from orders booked in that quarter, and a significant portion of a quarter's revenue is often booked in the final month of a quarter. Revenue from quarter to quarter is difficult to forecast, as minimal backlog exists at the end of any quarter because OrCAD's products typically are shipped and revenue recognized promptly after receipt of customers' orders. OrCAD's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, OrCAD's net income may be disproportionately affected by a reduction in revenue because only a small portion of its expenses vary with its revenue.

     OrCAD has historically experienced growth and expansion of its operations. However, the Company experienced a slight decline in revenues in both the fourth quarter of 1998 and the first quarter of 1999 as compared to the same periods in the prior year. There can be no assurance that OrCAD will be able to grow in future periods, that it will be able to sustain its historical rate of revenue growth, or that its operations will remain profitable. Due to the foregoing factors, OrCAD believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company sells its software products and provides services to customers throughout the world. Managing global operations presents challenges associated with economic conditions, organizational alignment, cultural and language differences. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to differ significantly from period to period. Although international markets provide the Company with significant revenue opportunities, periodic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many countries are currently experiencing banking and currency difficulties that could or have lead to economic recession in those countries and could result in a decline in the purchasing power of the Company's customers in those countries. This in turn could result in the cancellation or delay of orders for the Company's products from customers in those countries, thus, adversely affecting the Company's business, operating results, and financial condition.

     New releases of the Company's products occur from time-to-time which may exhibit or include new features or characteristics. Unexpected product attributes or configuration changes may cause confusion or distraction in the marketplace, adversely affecting the purchasing patterns of the Company's customers and the ability of the Company's Sales and Technical Support organizations to efficiently resolve inquiries while maintaining the ability to pursue new business opportunities. OrCAD experienced a decline in product revenue in the first quarter of 1999 resulting from the impact of the customer transition to the Company's latest product release, which included a new software locking mechanism. There can be no assurance that the new software locking mechanism, or future product feature or characteristic changes, will not disrupt revenue streams in future periods, adversely affecting the Company's business, operating results, and financial condition.

     The Company is dependent upon the efforts and abilities of its senior management, its research and development staff and a number of other key management, sales, support, technical, and service personnel. The Company has recently increased its focus on the offering of professional services to its customers, the growth of which is directly dependent upon the attraction and retention of personnel. The market for highly skilled employees is intensely competitive. To the extent that the Company is not able to attract, retain, train, and motivate highly skilled employees who are able to provide EDA and other design services that satisfy customers' expectations, the Company's business, operating results, and financial condition could be materially adversely affected.

     Acquisitions of complimentary businesses are an integral part of the Company's overall business strategy. There are several risks associated with this strategy, including but not limited to, integration of sales channels, training and education of sales forces for new product offerings, integration of product development efforts, retention of key employees, retention of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast and meet quarterly revenue and earnings targets and effectively manage the business for long-term growth.
While the Company is aware of and is addressing such issues, there can be no assurance that these challenges will be effectively met, and there can be no assurance that the Company's failure to effectively meet these challenges will not materially adversely affect the Company's business, operating results, and financial condition.

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

     Because of the existence of a large number of patents in the EDA industry, there can be no assurance that OrCAD products or any of their components do not infringe on the patent rights of others. If a third party were to allege infringement, OrCAD believes that, based on industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's business, operating results or financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that the Company would prevail in any such challenge. Some of the Company's products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew such licenses. The inability to obtain certain licenses or other rights on favorable terms could have a material adverse effect on the Company's business, operating results, or financial condition.

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

     OrCAD recently extended its business emphasis to include an Internet-based business initiative. OrCAD's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering new and rapidly evolving markets such as online commerce. Such risks for OrCAD include, but are not limited to, an evolving and unpredictable business model, investments into the development and implementation of online services, and the management of its growth. To address these risks, OrCAD must, among other things, maintain and increase its customer base, implement and successfully execute its business, marketing and sales strategy, continue to develop and upgrade its technology and transaction-processing systems, supplement its web presence, provide superior customer service and order fulfillment, respond to competitive developments and attract, retain and motivate senior management, research and development staff, and a number of key management, sales, support, technical, and service personnel.

     OrCAD intends to invest resources in developing, acquiring and implementing technology-driven enhancements to its online services and website, including continuing to make its user interface faster, more user-friendly and intuitive while at the same time incorporating additional content and user options within its new Interchange Architecture. The success of the Internet-based business initiative will depend in large part upon the continued development of an infrastructure for providing Internet access and services. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols intended to handle increased levels of Internet activity or due to governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or that, if they are developed, the Internet will become a viable marketing and sales channel for the types of products and services that OrCAD offers in its Internet-based business initiative. If the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed or if the Internet does not become a viable commercial marketplace, the Company's business, prospects, financial condition and results of operations may be materially adversely affected.

     The Internet-based business initiative also depends on a number of third parties, over whom OrCAD has limited control. The Company does not own a gateway onto the Internet, but instead relies on an Internet service provider to connect OrCAD's web sites to the Internet. From time to time, OrCAD has experienced temporary interruptions in its web site connection and also its telecommunications access. Continuous or prolonged interruptions in the Company's web site connections or in its telecommunications access could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     In addition, the Internet-based business initiative depends on the availability of component data supplied from third parties. If the component data offered by third parties, which are necessary to create the on-line parts catalog offered by the Interchange Architecture, are not developed, maintained, or available, or if the Internet does not become a viable commercial marketplace for such data, the Company's business, prospects, financial condition and results of operations may be materially adversely affected.

Effect of Recent Accounting Pronouncements

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

     In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This statement of position amends certain paragraphs of SOP 97-2 to require recognition of revenue using the residual method for certain transactions. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. Also, the provisions of SOP 98-4 will continue to be deferred until the date SOP 98-9 becomes effective. OrCAD does not expect SOP 98-9 to have a material impact on its consolidated financial statements.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy. The Company does not hedge any interest rate exposures.

Foreign Currency Risk

     The Japanese yen is the functional currency of the Company's subsidiary in Japan and the British pound is the functional currency of the Company's subsidiary in the U.K. The Company occasionally enters into foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates. As of March 31, 1999, there were no forward contracts outstanding. The Company also maintains cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

     OrCAD is currently a party to an arbitration proceeding instituted by Deutsch Technology Research ("DTR") before the American Arbitration Association. DTR seeks to recover more than $1.0 million in damages from OrCAD in this arbitration. DTR's claims arise under an agreement OrCAD and DTR entered into in March 1997 ("DTR Agreement"), pursuant to which OrCAD agreed to market DTR's products and not to market competing products. In January 1998, OrCAD merged with MicroSim Corporation ("MicroSim"), a company that sold products which competed with DTR's products. OrCAD's merger with MicroSim breached the DTR Agreement. OrCAD has attempted, without success, to negotiate a settlement with DTR. An arbitrator has been assigned for this dispute and a hearing date has been set for September 1999. In addition, DTR filed a lawsuit in March 1999 against MicroSim in Santa Clara County Superior Court alleging that MicroSim tortiously interfered with DTR's contractual and prospective relationship with OrCAD.

     From time to time, OrCAD becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of OrCAD. OrCAD is not presently a party to any litigation, the outcome of which is expected to have a material adverse effect on OrCAD's business, financial condition or results of operations.

Item 2:  CHANGES IN SECURITIES

     During the first quarter of 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 4,552 shares of Common Stock were issued at exercise prices ranging from $.35 to $3.50. These transactions were effected in reliance upon Rule 701 promulgated pursuant to the authority of the Securities and Exchange Commission under Section 3(b) of the Securities Act.


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on February 3, 1999, reporting the termination of the Agreement and Plan of Reorganization dated September 20, 1998 among Summit Design, Inc., Hood Acquisition Corp., and OrCAD. No financial statements were filed as part of this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OrCAD, Inc.



            Dated: May 14, 1999     /s/  P. David Bundy
                                    -------------------------
                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)